Form 10-K/A
period 2011-12-31
DYNEGY INC.
filed 2012-04-26
CIK 1379895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

DYNEGY INC.

(Exact name of registrant as specified in its charter)

Entity	Commission File Number	State of Incorporation	I.R.S. Employer Identification No.
Dynegy Inc.	001-33443	Delaware	20-5653152

1000 Louisiana, Suite 5800 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 507-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Dynegy’s common stock, $0.01 par value	New York Stock Exchange

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

Number of shares outstanding of Dynegy Inc.’s class of common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 122,893,088 shares outstanding as of March 2, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012 (the “Original Filing”).  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011.  Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 8, 2012.

Unless the context indicates otherwise, throughout this report, the terms “the Company,” “we,” “us,” “our” and “ours” are used to refer to Dynegy Inc. and its direct and indirect subsidiaries as presented in our consolidated financial statements.

ii

DYNEGY INC.

FORM 10-K/A

iii

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information regarding the names, ages and principal occupations of the directors serving on our Board of Directors, or the Board, other public company directorships held by them since 2007 and the length of their service as a director of Dynegy.

Director Nominees	Principal Occupation and Current and Former Directorships	Age as of April 16, 2012	Director Since

Robert C. Flexon	President and Chief Executive Officer of Dynegy Inc.; Director of Foster Wheeler AG (2006-2009, May 2010 – Oct. 2010).	53	2011

Thomas W. Elward	Chairman of the Board of Dynegy Inc., Former President and Chief Operating Officer of CMS Enterprises (2003-2008).	63	2011

Michael J. Embler	Former Chief Investment Officer of Franklin Mutual Advisers LLC (2005-2009); Director of AboveNet, Inc. (2003– Present); CIT Group, Inc. (2009–Present); and Kindred Healthcare, Inc. (2001–2008).	48	2011

Vincent J. Intrieri	Senior Managing Director of Icahn Capital LP (2004-Present). American Railcar Industries, Inc. (2005-2011); Lear Corporation (2006-2008); WCI Communities, Inc. (2008-2009); WestPoint International Inc. (2005–2011); Viskase Companies, Inc. (2003–2011); and Motorola Solutions, Inc. (2011- 2012).	55	2011

Samuel Merksamer	Investment Analyst at Icahn Capital LP (2008-Present). Director Viskase Companies, Inc. (2010-Present) and American Railcar Industries, Inc. (2011-Present).	31	2011

Felix Pardo	Director of Synthes, Inc. (2005- Present); Newalta Corporation (1991-2009); Western Prospector Group Ltd. (2007-2009).	74	2011

Additional Biographical Information on Director Nominees

Robert C. Flexon has served as our President and Chief Executive Officer since July 2011 and a director of Dynegy since June 2011. Prior to joining Dynegy, Mr. Flexon served as the Chief Financial Officer of UGI Corporation, a distributor and marketer of energy products and related services, since February 2011. Mr. Flexon was the Chief Executive Officer of Foster Wheeler AG from June 2010 until October 2010 and the President and Chief Executive Officer of Foster Wheeler USA from November 2009 until May 2010. Prior to joining Foster Wheeler, Mr. Flexon was Executive Vice President and Chief Financial Officer of NRG Energy, Inc. from February 2009 until November 2009. Mr. Flexon previously served as Executive Vice President and Chief Operating Officer of NRG Energy from March 2008 until February 2009 and as its Executive Vice President and Chief Financial Officer from 2004 to 2008. Prior to joining NRG Energy, Mr. Flexon held executive positions with Hercules, Inc. and various key positions, including General Auditor, with Atlantic Richfield Company. Mr. Flexon served on the board of directors of Foster Wheeler from 2006 until 2009 and from May 2010 until October 2010.

Thomas W. Elward was elected to the Board in March 2011 and appointed Chairman in December 2011. He served as President and Chief Operating Officer of CMS Enterprises from March 2003 to July 2008. Mr. Elward previously served in various roles with CMS Generation, a subsidiary of CMS Enterprises, including President and Chief Executive Officer from January 2002 to July 2008, Senior Vice President — Operations and Asset Management from July 1998 to December 2001 and Vice President — Operations from March 1990 to June 1998. Prior to CMS Enterprises he held roles of increasing responsibility at Consumers Power, advancing to Plant Manager.

Michael J. Embler was elected to the Board in May 2011. Mr. Embler formerly served as the Chief Investment Officer of Franklin Mutual Advisers LLC, an asset management subsidiary of Franklin Resources, Inc. from 2005 to 2009.

Mr. Embler joined Franklin Mutual Advisers in 2001 and, prior to becoming Chief Investment Officer in 2005, served as head of its Distressed Investment Group. From 1992 until 2001, he worked at Nomura Holdings America, where he served as Managing Director managing a team investing in a proprietary fund focused on distressed and other event-driven corporate investments. Mr. Embler currently serves on the Board of Directors of CIT Group, Inc., AboveNet, Inc. and Corlears School and formerly served on the board of directors of Kindred Healthcare Inc.

Vincent J. Intrieri was elected to the Board in March 2011. He has served as Senior Managing Director of Icahn Capital LP since November 2004. Since January 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. and High River Limited Partnership. Mr. Intrieri has been a director since July 2006 of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. From April 2005 through September 2008, Mr. Intrieri was the President and Chief Executive Officer of Philip Services Corporation. Since December 2007, Mr. Intrieri has been the Chairman of the Board and a director of PSC Metals Inc. From August 2005 to June 2011, Mr. Intrieri served as a director of American Railcar Industries, Inc., or ARI. From March 2005 to December 2005, Mr. Intrieri was a Senior Vice President, Treasurer and Secretary of ARI. From April 2003 to June 2011, Mr. Intrieri served as Chairman of the Board and a director of Viskase Companies, Inc. From November 2006 to November 2008, Mr. Intrieri served on the Board of Lear Corporation. From November 2005 to March 2011, Mr. Intrieri served as a director of WestPoint International Inc. From August 2008 to September 2009, Mr. Intrieri was a director of WCI Communities, Inc. From January 2011 to February 2012, Mr. Intrieri was a director of Motorola Solutions, Inc.  Mr. Intrieri also serves on the boards of the following companies: National Energy Group, Inc., XO Holdings, Inc., and Federal-Mogul Corporation. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities.

Samuel Merksamer was elected to the Board in March 2011. He has served as an investment analyst at Icahn Capital LP, a subsidiary of Icahn Enterprises L.P. since May 2008. Prior to joining Icahn Capital LP, Mr. Merksamer worked as an analyst with Airlie Opportunity Capital Management from 2003 to 2008. He currently serves as a director for Federal-Mogul Corporation, Viskase Companies, Inc., American Railcar Industries, Inc. and PSC Metals Inc. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities.

Felix Pardo was elected to the Board in June 2011. He served as the Chairman and Chief Executive Officer of Dyckerhoff, Inc., a major U.S. producer of cement, and as the Chairman of its subsidiaries, Lonestar Industries, Inc. and Glens Falls Cement Co., Inc., from July 1998 until his retirement in December 2002. Prior to joining Dyckerhoff, Mr. Pardo was President and Chief Executive Officer of Ruhr American Coal Corporation from 1992 to 1998, Chairman of Newalta Corporation, a leading Canadian industrial waste management and environmental services company, from 1991 to 1998, Chief Executive Officer of Newalta during its restructuring in 1991 and on the board of directors from 1991 to 2009. Mr. Pardo also served as Executive Vice President and Director of Quorum Funding, a Canadian venture capital firm, during 1991 and 1992. He was President and Chief Executive Officer of Philip Services, Inc., a waste management, scrap metals and industrial services company, from April 1998 to November 1998. Mr. Pardo currently serves on the Board of Directors of Synthes, Inc. and Newalta Environmental Services. He also served as a Director of Philip Services, Inc. from 1994 to 2003, Quorum Funding from 1991 to 1992, and other public companies, including Western Prospector Group Ltd, Exchange National Bank, Chicago, Invatec (valve distribution), ISG Technologies (medical imaging) and Panaco, Inc. (oil and gas exploration and production).

Executive Officers

The following table sets forth the name and positions of our executive officers as of April 16, 2012, together with their ages and period of service with us.

Executive Officer	Position	Age as of April 16, 2012	Served with Dynegy Since
Robert C. Flexon	President and Chief Executive Officer	53	2011
Kevin T. Howell	Executive Vice President and Chief Operating Officer	54	2011
Clint C. Freeland	Executive Vice President and Chief Financial Officer	43	2011
Carolyn J. Burke	Executive Vice President and Chief Administrative Officer	44	2011
Catherine B. Callaway	Executive Vice President and General Counsel	46	2011

The executive officers named above will serve in such capacities until the next annual meeting of our Board, or until their respective successors have been duly elected and qualified, or until their earlier death, resignation, disqualification or removal from office.

Robert C. Flexon has served as our President and Chief Executive Officer since July 2011 and a director of Dynegy since June 2011. Prior to joining Dynegy, Mr. Flexon served as the Chief Financial Officer of UGI Corporation, a distributor and marketer of energy products and related services since February 2011. Mr. Flexon was the Chief Executive Officer of Foster Wheeler AG from June 2010 until October 2010 and the President and Chief Executive Officer of Foster Wheeler USA from November 2009 until May 2010. Prior to joining Foster Wheeler, Mr. Flexon was Executive Vice President and Chief Financial Officer of NRG Energy, Inc. from February 2009 until November 2009. Mr. Flexon previously served as Executive Vice President and Chief Operating Officer of NRG Energy from March 2008 until February 2009 and as its Executive Vice President and Chief Financial Officer from 2004 to 2008. Prior to joining NRG Energy, Mr. Flexon held executive positions with Hercules, Inc. and various key positions, including General Auditor, with Atlantic Richfield Company. Mr. Flexon served on the board of directors of Foster Wheeler from 2006 until 2009 and from May 2010 until October 2010.

Kevin T. Howell has served as Executive Vice President and Chief Operating Officer since July 2011. Mr. Howell is responsible for the operational management of our fleet of power generation assets. Prior to joining Dynegy, Mr. Howell was with NRG Energy where he served as President of NRG Texas and Reliant Energy from August 2008 until his retirement in August 2010. Mr. Howell served as NRG Energy’s Executive Vice President and Chief Administrative Officer from January 2008 to August 2008 and its Executive Vice President, Commercial Operations from August 2005 to January 2008. Prior to August 2005, Mr. Howell served in a variety of operating and commercial positions with several domestic and international energy companies.

Clint C. Freeland has served as Executive Vice President and Chief Financial Officer since July 2011. Mr. Freeland is responsible for our financial affairs, including finance and accounting, treasury, tax and banking and credit agency relationships. Prior to joining Dynegy, Mr. Freeland served as Senior Vice President, Strategy & Financial Structure of NRG Energy since February 2009. Mr. Freeland served as NRG Energy’s Senior Vice President and Chief Financial Officer from February 2008 to February 2009 and its Vice President and Treasurer from April 2006 to February 2008. Prior to joining NRG, Mr. Freeland held various key financial roles within the energy sector.

Carolyn J. Burke has served as Executive Vice President and Chief Administrative Officer since August 2011. Ms. Burke is responsible for managing key corporate functions including Information Technology, Human Resources, Investor Relations and communications. In addition, Ms. Burke oversees our cost savings initiative known as “PRIDE.”  Prior to joining Dynegy, Ms. Burke served as Global Controller for J.P. Morgan’s Global Commodities business since March 2008. Ms. Burke served as NRG Energy’s Vice President and Corporate Controller from September 2006 to March 2008 and its Executive Director of Planning and Analysis from April 2004 to September 2006. Prior to joining NRG, Ms. Burke held various key financial roles at Yale University, the University of Pennsylvania and at Atlantic Richfield Company (now British Petroleum).

Catherine B. Callaway has served as Executive Vice President and General Counsel since September 2011. Ms. Callaway is responsible for managing all legal affairs, including legal services supporting Dynegy’s operational, commercial and corporate areas, as well as ethics and compliance. Prior to joining Dynegy, Ms. Callaway served as General Counsel for NRG Gulf Coast and Reliant Energy since August 2011. Ms. Callaway served as General Counsel for NRG Texas and Reliant Energy from August 2010 to August 2011 and as General Counsel for NRG Texas from November 2007 to August 2010. Prior to joining NRG, Ms. Callaway held various key legal roles at Calpine Corporation, Reliant Energy, The Coastal Corporation and Chevron.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our equity securities to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange, or the NYSE. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us in 2011 and upon written representations that no Forms 5 were required, we believe that all persons subject to these reporting requirements, with the exception of Messrs. Harrison and Blodgett, filed the required reports on a timely basis.

Changes to Board of Directors and Executive Team During 2011 and 2012

The following is a chronological summary of events in 2011 and 2012 impacting the composition of our executive management team and our Board. For additional information regarding these events, see our Current Reports on Form 8-K (or 8-K/A) filed with the SEC on February 8, 2011, February 23, 2011, March 1, 2011, March 10, 2011, April 11, 2011, May 5, 2011, June 21, 2011, June 28, 2011, July 11, 2011 and December 2, 2011.

J. Kevin Blodgett left his position as General Counsel and Executive Vice President, Administration, effective February 4, 2011. We appointed Kent R. Stephenson, who previously served as our Senior Vice President and Deputy General Counsel, as Executive Vice President and General Counsel. Lynn A. Lednicky, our Executive Vice President, Operations, assumed responsibility for the remaining functions previously reporting to Mr. Blodgett, including Governmental & Regulatory Affairs, Human Resources, and Information Technology.

Bruce A. Williamson resigned as a director and Chairman effective February 21, 2011, and left his position as President and Chief Executive Officer, effective March 11, 2011. Patricia A. Hammick, who served as our lead director until Mr. Williamson’s resignation from the Board, was appointed Chairman. David W. Biegler, who was serving as a director, was appointed interim President and Chief Executive Officer.

Also on February 21, 2011, we announced that Holli C. Nichols had resigned as Executive Vice President and Chief Financial Officer effective March 11, 2011. We appointed Charles C. Cook, our Executive Vice President, Commercial Operations and Market Analytics, as interim Chief Financial Officer.

On February 21, 2011, concurrent with the announcements regarding Mr. Williamson and Ms. Nichols, each of our then current independent directors, Mr. Biegler, Victor E. Grijalva, Ms. Hammick, Howard B. Sheppard and William L. Trubeck, informed us that he or she did not intend to stand for reelection as a director at the 2011 Annual Meeting.

On March 9, 2011, the Board elected Thomas W. Elward, E. Hunter Harrison, Vincent J. Intrieri and Samuel Merksamer as directors. These four new directors were named the sole members of the Board’s Nominating Committee, which was tasked with responsibility of searching for a President and Chief Executive Officer and additional qualified director nominees. In addition, these four new directors were named to serve on the Board’s Finance and Restructuring Committee.

On April 9, 2011, Mr. Harrison replaced Mr. Biegler as interim President and Chief Executive Officer.  As of that date, Mr. Harrison ceased to serve on any Board committees except for the Board’s Finance and Restructuring Committee.

On May 4, 2011, the Board elected Michael J. Embler as a director.  At our 2011 Annual Meeting held on June 15, 2011, our stockholders elected all seven board nominees to serve until our 2012 Annual Meeting.  The individuals that were elected were Mr. Elward, Mr. Embler, Robert C. Flexon, Mr. Harrison, Mr. Intrieri, Mr. Merksamer and Felix Pardo.

Effective June 15, 2011, Mr. Cook’s resignation as interim Chief Financial Officer was accepted.

Effective July 5, 2011, Kevin T. Howell was named Executive Vice President and Chief Operating Officer and Clint C. Freeland was named Executive Vice President and Chief Financial Officer.

Effective July 11, 2011, Mr. Flexon was appointed President and Chief Executive Officer, replacing Mr. Harrison.  Mr. Harrison resumed his role as an independent director and served as non-executive Chairman of the Board.

Effective August 30, 2011, Carolyn J. Burke was named Executive Vice President and Chief Administrative Officer.

Effective September 26, 2011, Catherine B. Callaway was named Executive Vice President and General Counsel.

Effective December 16, 2011, Mr. Harrison resigned as Chairman of the Board and as a member of the Board.  The Board appointed Mr. Elward as non-executive Chairman of the Board effective December 16, 2011.

Effective December 30, 2011, Mr. Lednicky left his position as Executive Vice President, Operations and on March 30, 2012, Mr. Stephenson left his position as Executive Vice President.

Governance Documents

On November 17, 2011, the Board unanimously adopted amended and restated Corporate Governance Guidelines. The Corporate Governance Guidelines, which were developed and recommended by the Nominating Committee, are posted in the “Corporate Governance” section of our web site at www.dynegy.com and are available upon request to our Corporate Secretary, together with the following documents:

•                                          Second Amended and Restated Certificate of Incorporation;

•                                          Third Amended and Restated Bylaws;

•                                          Code of Business Conduct and Ethics;

•                                          Code of Ethics for Senior Financial Professionals;

•                                          Related Party Transactions Policy;

•                                          Complaint and Reporting Procedures for Accounting and Auditing Matters (Whistleblower Policy);

•                                          Policy for Communications with Directors;

•                                          Audit and Compliance Committee Charter;

•                                          Compensation and Human Resources Committee Charter; and

•                                          Corporate Governance and Nominating Committee Charter.

Corporate Governance Guidelines

Our Corporate Governance Guidelines govern the qualifications and conduct of the Board. The Corporate Governance Guidelines address, among other things:

•                                          The independence and other qualifications of our Board members, with respect to which we require that at least 75% of our Board members be independent of Dynegy and our management;

•                                          The requirement that any director nominee in an uncontested election who receives a greater number of votes “withheld” for his or her election than votes “for” such election must offer his or her resignation to the Board;

•                                          The regular meetings of our non-employee and independent directors and the roles and duties of the Lead Director and Chairman of the Board;

•                                          The nomination of persons for election to the Board;

•                                          The evaluation of performance of the Board and its committees;

•                                          Our expectation that our Board members will attend all annual stockholder meetings;

•                                          Compensation of the Board and stock ownership guidelines for non-employee directors;

•                                          The Chairman of the Board, or Chairman, and Chief Executive Officer positions;

•                                          The approval of the compensation of the Chief Executive Officer; and

•                                          The review of performance-based compensation of our senior executives following a restatement that impacts the achievement of performance targets relating to that compensation.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics applies to all of our directors, officers and employees. The key principles of this code include acting legally and ethically, notifying appropriate persons upon becoming aware of issues, obtaining confidential advice and dealing fairly with our stakeholders.

Code of Ethics for Senior Financial Professionals

Our Code of Ethics for Senior Financial Professionals applies to our Chief Executive Officer, Chief Financial Officer, Controller and other designated senior financial professionals. The key principles of this code include acting legally and ethically, promoting honest business conduct and providing timely and meaningful financial disclosures to our stockholders.

Complaint and Reporting Procedures for Accounting and Auditing Matters

Our Complaint and Reporting Procedures for Accounting and Auditing Matters provide for (1) the receipt, retention and treatment of complaints, reports and concerns regarding accounting, internal accounting controls or auditing matters, and (2) the confidential, anonymous submission of complaints, reports and concerns by employees regarding questionable accounting or auditing matters, in each case relating to Dynegy. Complaints may be made through a toll-free “Integrity Helpline” telephone number, operated by an independent third-party, and a dedicated email address. Complaints received are logged by the Ethics and Compliance Office, communicated to the chairman of our Audit and Compliance Committee, or Audit Committee, and investigated, under the supervision of our Audit Committee, by our Internal Audit department or Ethics and Compliance Office. In accordance with applicable law, these procedures prohibit us from taking adverse action against any person submitting a good faith complaint, report or concern.

Policy for Communications with Directors

Our Policy for Communications with Directors provides a means for stockholders and other interested parties to communicate with the Board. Under this policy stockholders and other interested parties may communicate with the Board or specific members of the Board by sending a letter to Dynegy Inc., Communications with Directors, Attn: Secretary, 601 Travis, Suite 1400, Houston, Texas 77002.

Director Attendance at Annual Meeting

As detailed in our Corporate Governance Guidelines, Board members are requested and encouraged to attend the Annual Meeting.  All of the Board nominees attended last year’s Annual Meeting held on June 15, 2011.

Board Risk Oversight

The Board has ultimate responsibility for protecting stockholder value. Among other things, the Board is responsible for understanding the risks to which we are exposed, approving management’s strategy to manage these risks, establishing policies that monitor and manage defined risks and measuring management’s performance against the strategy. The Board’s oversight responsibility for managing risk is detailed in our Risk Policy Statement.

The Risk Policy Statement provides a structure around risk and defines the risks that we accept in the normal course of business. The Risk Policy Statement, in some instances, requires that separate policy documentation be in place including Interest Rate Risk and Investment Policy, Disclosure Controls and Procedures Policy, Insurance Operational Risk Policy, Credit Risk Policy, Investment Policy (Employee Benefit Plans), and Commodity Risk Policy. Although not mandated by the Risk Policy Statement, our Delegation of Authority policy and the Code of Business Conduct and Ethics are complementary and critical to the risk management process. Our Executive Management Team is responsible for managing the above risks and reports on such matters to the applicable Board committees. Further, our Ethics and Compliance Office reports functionally to the Audit Committee Chairman and administratively to the General Counsel. The Ethics and Compliance Office meets periodically with the Audit Committee.

The Risk Policy Statement can be amended with the approval of our Audit Committee on behalf of the Board. The Audit Committee oversees the risks associated with the integrity of our financial statements and our compliance with legal and regulatory requirements. In addition, the Audit Committee discusses policies with respect to risk assessment and risk management, including major financial risk exposure and the steps management has taken to monitor and control such exposures. The Audit Committee reviews with management, internal auditors, and external auditors the accounting policies, the system of internal controls and the quality and appropriateness of disclosure and content in the financial statements or other external financial communications. The Audit Committee also performs oversight of the business ethics and compliance program, reviews the programs and policies designed to assure compliance with our Code of Business Conduct and Ethics and applicable laws and regulations and monitors the results of the compliance efforts. Further, as part of their risk assessment responsibility, the Audit Committee oversees our commodity risk monitored by our commodity risk control group.

The Compensation and Human Resources Committee, or Human Resources Committee, oversees risks primarily associated with our ability to attract, motivate and retain quality talent, particularly executive talent, and disclosure of our executive compensation philosophies, strategies and activities. The Human Resources Committee conducted a risk assessment in 2012 to reaffirm that our short-term incentive program, and lack of separate plans or incentives for individual functions, discourages excessive risk taking. This involved a review of a set of risk assessment considerations related to our short-term and long-term incentive programs. The goal of this effort was to establish a formal process for assessing and monitoring risks related to our compensation programs and for reviewing certain policies to ensure that appropriate controls exist to mitigate any identified risks. Following this review, the Human Resources Committee concluded that our incentive programs, including our common approach to the short-term incentive plan, collectively foster cooperation, discourage excessive risk taking and risk-taking behaviors, and focus award opportunities on measures that are aligned with our business strategy and the interests of our stockholders.

The Nominating Committee oversees risks primarily associated with our ability to attract, motivate and retain quality directors and our corporate governance programs and practices and our compliance therewith. The full Board oversees risks primarily associated with our commercial and operating performance and our environmental, health and safety performance.

Board Leadership Structure; Lead Director; Separation of Positions of Chairman and Chief Executive Officer

As discussed in our Corporate Governance Guidelines, the Board’s policy with respect to the separation of the Chairman and Chief Executive Officer positions is that the interests of our stockholders are best served by a policy that enables the Board to make a determination regarding its Chairman based on our needs and the particular skill sets that are available at the time.

For the first several weeks of 2011, Mr. Williamson served as our Chairman, President and Chief Executive Officer, and Ms. Hammick served as our Lead Director. As discussed above, Mr. Williamson resigned as a director and Chairman effective February 21, 2011, and Mr. Williamson left his position as President and Chief Executive Officer effective March 11, 2011. Ms. Hammick was appointed Chairman and Mr. Biegler, one of our then directors, was appointed interim President and Chief Executive Officer. On April 9, 2011, Mr. Harrison replaced Mr. Biegler as interim President and Chief Executive Officer. Effective July 11, 2011, Mr. Flexon was appointed President and Chief Executive Officer, replacing Mr. Harrison.   Mr. Harrison then resumed his role as an independent director and served as non-executive Chairman of the Board.  Effective December 16, 2011, Mr. Harrison resigned as Chairman of the Board and as a member of the Board.  The Board appointed Mr. Elward as non-executive Chairman of the Board effective December 16, 2011.

The Board has determined that having two different individuals serve in the roles of Chairman of the Board and Chief Executive Officer is in the best interest of our stockholders at this time.  Mr. Flexon, as President and Chief Executive Officer, is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while Mr. Elward, as Chairman, provides overall leadership to the Board in its oversight function and presides over all executive sessions of the Board.  At this time, the Board concluded that the separation of the positions allows the Chairman to focus on managing Board matters and allows Mr. Flexon to focus on managing the business, including the Company’s restructuring efforts.

Stock Ownership Guidelines

We have stock ownership guidelines for directors, members of the executive management team and other officers. We believe that a significant ownership stake by directors and officers leads to a stronger alignment of interests between directors, officers and stockholders. These guidelines, which were developed with the assistance of an independent compensation consultant, support our corporate governance focus and provide further alignment of interests among our directors and executive officers and stockholders.

Directors. Each non-employee director is expected to own a meaningful amount of Dynegy common stock; specifically, our director stock ownership guidelines (effective November 2008) reflect an expectation that within three years of joining the Board, each non-employee director shall own at least the number of shares equivalent to three times their annual cash retainer. The shares counted for purposes of directors’ stock ownership guidelines include shares owned outright, annual phantom stock grants awarded under our Deferred Compensation Plan for Certain Directors, as amended and restated, or Directors Deferred Compensation Plan, and other share-based equivalents that we may use from time to time.

Officers. The shares counted for purposes of our officers’ common stock ownership guidelines include shares owned outright, unvested restricted shares, in-the-money vested stock options, shares held pursuant to our employee benefits plans and other share-based equivalents that we may use from time to time. The guidelines are expressed as a multiple of base salary and vary by level, as follows:

Chief Executive Officer	5 x annual base salary

Executive Vice President	3 x annual base salary

Senior Vice President	2.25 x annual base salary

Vice President	1 x annual base salary

There is a mandatory five-year compliance period, and executives are encouraged to accumulate one-fifth of their holding requirement during each year of the five-year period. The Nominating Committee will monitor each executive’s progress toward the required ownership level on an annual basis. As part of the Nominating Committee’s annual review, current market conditions will be taken into consideration, as appropriate. During the five-year ramp-up period, and effective as of March 2010, each covered officer, as determined from time to time by the Board, is expected to retain any shares of stock acquired with the exercise of options or the lapse of restrictions on restricted stock, net of funds necessary to pay the exercise price of stock options and for payment of applicable taxes, sufficient to allow for accumulation of at least one-fifth of the officer’s holding requirements during each year of such period. No such holding requirement shall apply to shares of stock acquired with the exercise of options or lapse of restrictions on restricted stock to the extent such shares would exceed the number of shares required under the immediately preceding sentence. At the end of the five-year period, if any executive fails to attain the required level of common stock ownership, action may be taken, in the discretion of the Nominating Committee considering all factors it deems relevant, including awarding annual incentive cash bonuses in the form of restricted shares or requiring an executive to refrain from disposing of any vested shares and shares realized from any option exercise.

Director Nomination Process and Qualification Review of Director Nominees

Process. Our director nominees are approved by the Board after considering the recommendation of the Nominating Committee. A copy of the Nominating Committee’s charter is available in the “Corporate Governance” section of our web site at www.dynegy.com.

Our Second Amended and Restated Certificate of Incorporation provides that the number of our directors shall be fixed from time to time exclusively by our Board. The Board has fixed the number of our directors currently at six, subject to adjustment by the Board in accordance with our Amended and Restated Certificate of Incorporation.

The Nominating Committee reviews annually the composition of the Board as a whole and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, expertise and diversity required for the Board as a whole and contains at least the minimum number of independent directors required by applicable laws and regulations. The Nominating Committee is responsible for ensuring that the composition of the Board accurately reflects the needs of our business and, in furtherance of this goal, proposing the nomination of directors for purposes of obtaining the appropriate members and skills. The Nominating Committee identifies nominees in various ways. The committee considers the current directors that have expressed an interest in and that continue to satisfy the criteria for serving on the Board as set forth in our Corporate Governance Guidelines. Other nominees that may be proposed by current directors, members of management or by stockholders are also considered. From time to time, the committee engages a professional firm to identify and evaluate potential director nominees.

Qualifications. All director nominees, whether proposed by a stockholder or otherwise, are evaluated in accordance with the qualifications set forth in our Corporate Governance Guidelines. These guidelines require that directors possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of our stockholders at large. They must also have an inquisitive and objective perspective, practical wisdom, mature judgment and sufficient personal resources such that any director compensation to be received from Dynegy would not be sufficiently meaningful to impact their judgment in reviewing matters coming before the Board. Finally, they must be able to work compatibly with the other members of the Board and otherwise have the experience and skills necessary to enable them to serve as productive members of the Board. Directors also must be willing to devote sufficient time to carrying out their fiduciary duties and other responsibilities effectively and should be committed to serve on the Board for an extended period of time. Under our Corporate Governance Guidelines, directors generally will not be nominated for election after their 72nd birthday unless the Board determines circumstances make it in the best interest of stockholders to do so. The Nominating Committee determined that although Mr. Pardo is over 72 years of age, he brings special skills and experience to the Board and, as a result of such skills and experience, stockholders derive tangible and intangible benefits. Upon the advice of the Nominating Committee, the Board, after considering Mr. Pardo’s qualifications, willingness to serve and the specific circumstances described above, nominated Mr. Pardo to be re-elected at the Annual Meeting. For additional information, please read our Corporate Governance Guidelines.

In connection with the director nominations for the 2012 annual meeting, the Nominating Committee also considered the nominees’ (1) experience in the energy industry and understanding of the energy markets, (2) experience in finance and restructuring, (3) publicly traded company and board experience, (4) knowledge in the areas of laws and regulations related to environmental, health, safety and other key industry issues, (5) strategic planning skills, (6) knowledge of corporate governance issues coupled with an appreciation of their practical application, and (7) accounting expertise, including audit, internal controls and risk management.

Each nominee brings a strong and unique background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas, including energy, strategic planning, corporate governance and board service, executive management, engineering, accounting and finance, operations, manufacturing, economics and international business. Set forth below are the various qualifications, attributes, skills and experience of our director nominees considered important by the Board in determining that such nominee should serve as a director.

Robert C. Flexon. Mr. Flexon currently serves as our President and Chief Executive Officer. He brings executive management and operating experience in many areas of the energy business, including wholesale power generation. Mr. Flexon also has a broad background in accounting and finance and significant corporate financial management experience and financial expertise as a result of his service as a Chief Financial Officer and other senior financial leadership positions.

Thomas W. Elward. Mr. Elward brings a strong technical background to our Board, with a masters degree in nuclear engineering, and has significant executive management experience in non-utility power businesses, including power and gas marketing, gas transmission and storage, and independent power production development, construction and asset management. In addition to his extensive technical knowledge, he has received numerous awards for excellence in safety and environmental stewardship and has served on wholly-owned boards of various independent power producers, including serving as a member of CMS Energy’s risk committee. He serves as Chairman of the Board and as our Nominating Committee chair.

Michael J. Embler. Mr. Embler brings extensive experience in finance, asset management and restructurings, and expertise in capital markets and capital management. His experience as Chief Investment Officer of a major asset management firm provides the Board with a unique analytical view from the perspective of an investor. Further, Mr. Embler’s significant experience with respect to finance, investing and general business matters are important to the Board’s ability to review our financial statements and our investor communications, assess potential financings and strategies and otherwise supervise and evaluate our business decisions. In addition to his finance experience, he qualifies as an “audit committee financial expert” under SEC guidelines due to his service as a member of audit committees of other publicly traded companies. He serves as our Human Resources Committee Chair.

Vincent J. Intrieri. Mr. Intrieri brings a broad background of experience in executive management, finance and accounting from his career with various Icahn affiliates. Mr. Intrieri was a certified public accountant and has broad industry experience, including investment management. He currently serves as the chair of our Finance and Restructuring Committee and, as chair, he contributes significantly to the review and evaluation of the Company’s restructuring alternatives. Mr. Intrieri also currently serves on the boards of numerous companies that Carl C. Icahn directly or indirectly controls or has an interest in.

Samuel Merksamer. Mr. Merksamer has gained finance experience from his career as an investment analyst at Icahn Capital LP and at Airlie Opportunity Capital Management. He has experience in high yield and distressed investments, and employs his finance skills by identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Capital. Mr. Merksamer also currently serves on the boards of numerous companies that Carl C. Icahn directly or indirectly controls or has an interest in.

Felix Pardo. Mr. Pardo brings extensive executive management experience to our Board. His diversified experience in executive positions, including President and Chief Executive Officer with large public companies, has given him broad based industry knowledge, including expertise in the negotiations of energy contracts, bank debt agreements, risk and balance sheet management, and extensive business leadership skills. In addition to his executive management experience, he qualifies as an “audit committee financial expert” under SEC guidelines due to his many years of experience as an executive, his service as a director on other boards and his participation on several audit committees. He serves as our Audit Committee Chair.

In December 2011, Mr. Harrison resigned as our Chairman and as a member of our Board.  We thank Mr. Harrison for his service, contributions and leadership throughout his tenure as director.

Diversity. The Board does not have a formal policy with respect to Board nominee diversity. In recommending proposed nominees to the full Board, the Nominating Committee is charged with building and maintaining a board that has an ideal mix of talent and experience to achieve our business objectives in the current environment. In particular, the Nominating Committee is focused on relevant subject matter expertise, depth of knowledge in key areas that are important to us, and diversity of thought, background, perspective and experience so as to facilitate robust debate and broad thinking on strategies and tactics pursued by us.

Directors’ Meetings and Committees of the Board

During 2011, our Board held 22 meetings. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees on which he or she served during the period for which he or she has been a director. Under our Corporate Governance Guidelines, directors who are not members of a particular committee are entitled to attend meetings of each such committee.

The following table reflects the members of each of the committees of the Board and the number of meetings held from January 1, 2011 through March 8, 2011.

	Audit & Compliance	Compensation & Human Resources	Corporate Governance & Nominating	Special (4) Committee	Finance (5) & Restructuring
Bruce A. Williamson (1)
David W. Biegler(1)		CHAIR	X	X
Victor E. Grijalva(1)	X		X	X
Patricia A. Hammick(1)(3)				CHAIR
Howard B. Sheppard(1)	X	X	CHAIR	X
William L. Trubeck(1)(2)	CHAIR	X		X
Number of Meetings	1	2	1	8	0

(1)   In February 2011, Mr. Williamson resigned as our Chairman and our then current directors informed Dynegy that they did not intend to stand for reelection at the 2011 Annual Meeting of Stockholders. See “Corporate Governance—Changes to Board of Directors and Executive Team During 2011 and 2012.”

(2)   Designated Audit Committee Financial Expert.

(3)   Chairman of the Board

(4)   Special Committee was dissolved on February 25, 2011

(5)   Finance & Restructuring Committee was formed on March 7, 2011

The following table reflects the members of each of the committees of the Board and the number of meetings held from March 9, 2011 through June 14, 2011.

	Audit & Compliance	Compensation & Human Resources	Corporate Governance & Nominating		Finance (6) & Restructuring
David W. Biegler(1)
Victor E. Grijalva(1)	X	X
Patricia A. Hammick(1)(2)
Howard B. Sheppard(1)	X	CHAIR
William L. Trubeck(1)(3)	CHAIR	X
E. Hunter Harrison(4)(5)	X	X	CHAIR	(6)	X
Thomas W. Elward(4)	X	X	CHAIR	(7)	X
Michael J. Embler(4)					X
Vincent J. Intrieri(4)		X	X		CHAIR
Samuel Merksamer(4)			X		X
Number of Meetings	2	1	3		7

(1)   In February 2011, our then current directors informed Dynegy that they did not intend to stand for reelection at the 2011 Annual Meeting of Stockholders. See “Corporate Governance—Changes to Board of Directors and Executive Team During 2011 and 2012.”

(2)   Chairman of the Board

(3)   Designated Audit Committee Financial Expert.

(4)   On March 9, 2011, the Board elected Messrs. Elward, Harrison, Intrieri and Merksamer as directors. On May 4, 2011, the Board elected Mr. Embler as a director.

(5)   Mr. Harrison assumed the role of interim President and Chief Executive Officer as of April 9, 2011, at which time he resigned from all the Board committees with the exception of the Finance and Restructuring Committee.

(6)   Mr. Harrison served as chair of the Nominating Committee from March 9, 2011 through April 8, 2011.

(7)   Mr. Elward assumed the role of chair of the Nominating Committee on April 9, 2011.

The following table reflects the members of each of the committees of the Board and the number of meetings held from June 15, 2011 through December 31, 2011.

	Audit & Compliance		Compensation & Human Resources	Corporate Governance & Nominating	Finance & Restructuring
E. Hunter Harrison(1)(4)
Thomas W. Elward(1)	X			CHAIR	X
Michael J. Embler	X		CHAIR		X
Robert C. Flexon(2)	CHAIR	(5)
Vincent J. Intrieri			X		CHAIR
Samuel Merksamer				X	X
Felix Pardo(3)	CHAIR	(6)	X	X
Number of Meetings	6		5	3	8

(1)   Mr. Harrison served as non-executive Chairman of the Board from July 11, 2011 through December 15, 2011.  Mr. Elward began serving as non-executive Chairman of the Board effective December 16, 2011.

(2)   Mr. Flexon assumed the role of President and Chief Executive Officer as of July 11, 2011, at which time he resigned from the Audit Committee.

(3)   Designated Audit Committee Financial Expert.

(4)   Mr. Harrison resigned as our Chairman and as a member of our Board in December 2011.

(5)   Mr. Flexon served as the Audit Committee Chair from June 15, 2011 through July 10, 2011.

(6)   Mr. Pardo assumed the role of Audit Committee Chair effective July 11, 2011.

Committees

Committee Composition. The current members of each of the committees of the Board, as well as the current Chairman of each of the committees of the Board, are identified in the following paragraphs.

Audit and Compliance Committee. The Audit Committee, which currently is comprised of Messrs. Pardo (Chairman), Elward, and Embler, met a total of 9 times during 2011. Each member of the Audit Committee is independent as defined in the NYSE Listed Company Standards. The Audit Committee assists the Board in its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements and our Code of Business Conduct and Ethics, our independent auditors’ qualifications and independence, the performance of our internal audit function and the independent auditors and the performance of our risk assessment and risk management policies.

Compensation and Human Resources Committee. The Human Resources Committee, which currently is comprised of Messrs. Embler (Chairman), Intrieri and Pardo, met a total of 8 times during 2011. Each member of the Human Resources Committee is independent as defined in the NYSE Listed Company Standards. The purpose of the Human Resources Committee is to assist our Board in fulfilling the Board’s oversight responsibilities on matters relating to executive compensation, oversee our overall compensation strategy and our equity-based compensation plans, prepare the annual Compensation and Human Resources Committee report required by the rules of the SEC and review and discuss with our management the Compensation Discussion and Analysis to be included in our annual proxy statement to stockholders. The Human Resources Committee does not assist the Board with respect to director compensation, which is the responsibility of the Nominating Committee. For more information regarding the role and scope of authority of the Human Resources Committee in determining executive compensation, please read “Compensation Discussion and Analysis” below.

The Human Resources Committee may delegate specific responsibilities to one or more subcommittees to the extent permitted by law, NYSE listing standards and our governing documents. The Human Resources Committee is responsible for pre-approving all services performed by any independent compensation consultant in order to assure that the provision of such services does not impair the consultant’s independence. As a result, the Human Resources Committee has established a policy requiring its pre-approval of the annual executive compensation services, engagement terms and fees. The policy requires that requests to provide services requiring pre-approval by the Human Resources Committee or Chair will be submitted to the Committee or Chair by both the independent compensation consultant and our Vice President of Human Resources and must include a joint statement as to whether, in their view, the request or application is consistent with maintaining the consultant’s independence. Further, under the policy the Human Resources Committee delegates to its Chair the authority to pre-approve any services (other than annual engagement services) if necessary or appropriate between scheduled meetings; provided, however, that the Chair will cause any such pre-approvals to be reported to the Human Resources Committee at the next regularly scheduled meeting. For a discussion of the role of the independent compensation consultant retained by the Human Resources Committee in recommending executive compensation and the participation of our Chief Executive Officer in the review of the compensation of other executives that report to the Chief Executive Officer, please read “Compensation Discussion and Analysis” below.

Corporate Governance and Nominating Committee. The Nominating Committee, which currently is comprised of Messrs. Elward (Chairman), Merksamer and Pardo, met a total of 7 times during 2011. Each member of the Nominating Committee is independent as defined in the NYSE Listed Company Standards. The Nominating Committee is responsible for identifying director nominees, assisting the Board with respect to director compensation, developing and reviewing our Corporate Governance Guidelines and overseeing the evaluation of the Board and management.

Special Committee. The Special Committee, which was comprised of all the independent and non-management directors of Dynegy, was established on November 22, 2010 and dissolved effective February 25, 2011, and met 8 times in 2011. The purpose of the Special Committee was to direct the Board’s comprehensive review of Dynegy’s various strategic alternatives.

Finance and Restructuring Committee. The Finance and Restructuring Committee, which is comprised of Messrs. Intrieri (Chairman), Elward, Embler and Merksamer, was established on March 7, 2011, and met 15 times in 2011. The purpose of the Financing and Restructuring Committee is to undertake a comprehensive review of Dynegy’s various restructuring alternatives and monitor the execution of the alternatives that are selected.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Over the course of 2011, the composition of our Board and executive team changed significantly. Specifically and as disclosed in our 2010 Compensation Discussion and Analysis, in the first quarter of 2011 Bruce A. Williamson resigned as our Chairman of the Board, President and Chief Executive Officer; Holli C. Nichols resigned as our Executive Vice President and Chief Financial Officer; and J. Kevin Blodgett left as our General Counsel and Executive Vice President Administration.  Furthermore, each of our then current independent directors, David W. Biegler, Victor E. Grijalva, Patricia A. Hammick, Howard B. Sheppard and William L. Trubeck, informed us that he or she did not intend to stand for reelection as a director at the 2011 Annual Meeting.

In addition to the departures of Mr. Williamson, Mr. Blodgett and Ms. Nichols, the following changes to our management team occurred during 2011:

•                  Kent R. Stephenson was elected Executive Vice President effective February 4, 2011, and served as General Counsel from that date until September 26, 2011.

•                  Mr. Biegler was appointed interim President and Chief Executive Officer and served in this capacity until April 9, 2011, at which time E. Hunter Harrison, an independent director, was appointed interim President and Chief Executive Officer.

•                  Charles C. Cook resigned as our interim Chief Financial Officer and Executive Vice President, Commercial and Market Analytics in June 2011.

•                  Effective July 11, 2011, the Board appointed Mr. Flexon as President and Chief Executive Officer and Mr. Harrison was appointed as non-executive chairman of our Board.

•                  Effective July 5, 2011, Mr. Freeland was named Executive Vice President and Chief Financial Officer and Mr. Howell was named Executive Vice President and Chief Operating Officer.

•                  On August 30, 2011, Ms. Burke was hired as Executive Vice President and Chief Administrative Officer.

•                  Ms. Callaway was hired as Executive Vice President and General Counsel effective September 26, 2011.

•                  Effective December 30, 2011 Lynn Lednicky left his position as Executive Vice President, Operations.

Immediately prior to the 2011 Annual Meeting, the board members serving on our Human Resources Committee were Messrs. Sheppard (Chair), Elward, Grijalva, Intrieri and Trubeck.  Following the Annual Meeting held on June 15, 2011, Messrs. Embler (Chair), Intrieri and Pardo were named as the Human Resources Committee members, or 2011 Human Resources Committee, and have been responsible for oversight of our executive compensation programs since that time.

This Compensation Discussion and Analysis relates primarily to compensation decisions affecting 2011 compensation for our Named Executive Officers. We have also provided discussion of compensation decisions made in early 2012.  For purposes of the 2011 Compensation Discussion and Analysis, our Named Executive Officers are (1) anyone who served in 2011 as our Chief Executive Officer or Chief Financial Officer, (2) the three other most highly compensated executive officers who were serving as executives at the end of 2011 and (3) one additional former executive who would have been among our most highly compensated executives in 2011 had he been employed with the Company at the end of 2011. These individuals are collectively referred to as our Named Executive Officers, and are identified below:

•                  Mr. Flexon — President and Chief Executive Officer;

•                  Mr. Freeland — Executive Vice President and Chief Financial Officer;

•                  Mr. Howell — Executive Vice President and Chief Operating Officer;

•                  Mr. Lednicky — former Executive Vice President, Operations;

•                  Mr. Stephenson — former Executive Vice President, and General Counsel;

•                  Mr. Williamson — former Chairman, President and Chief Executive Officer;

•                  Mr. Biegler — former interim President and Chief Executive Officer;

•                  Mr. Harrison — former Chairman and interim President and Chief Executive Officer;

•                  Ms. Nichols — former Executive Vice President and Chief Financial Officer;

•                  Mr. Cook — former interim Chief Financial Officer and Executive Vice President, Commercial and Market Analytics; and

•                  Mr. Blodgett — former Executive Vice President Administration and General Counsel

The following discussion should be read together with the compensation tables and disclosures for our Named Executive Officers included under “Executive Compensation.” The following discussion contains statements regarding future company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be considered as statements of our expectations or estimates of results or other guidance; to that end, these targets and goals will not be subject to updating.

Executive Summary

2011 Business Overview

•                  In 2011, we experienced an unprecedented year with respect to development and execution of our reorganization and restructuring plans that the Board and management believed to be in the best interests of our stockholders.

•                  Our newly hired executive management team, in conjunction with the newly elected Board, are working to restore Dynegy’s financial health by (1) restructuring the balance sheet; (2) improving operating margins, while reducing fixed costs; and (3) successfully operating and commercializing our assets.

•                  We entered into new credit facilities in the aggregate amount of $1.7 billion designed to provide and facilitate operational and financial flexibility.

•                  Significant progress has been made with respect to the Amended Plan of Reorganization for Dynegy Holdings, or Plan of Reorganization, including reaching agreement on the Plan of Reorganization with holders of approximately

$1.8 billion of Dynegy Holdings senior notes and debentures and with affiliates of Public Service Enterprise Group, Inc. regarding a settlement of issues and disputes regarding the leases at the Roseton and Danskammer facilities.

•                  Successfully improved our cash position and collateral requirements by utilizing a first lien collateral structure that resulted in more than $360 million in returned cash collateral.

Key Features of Our Compensation Program

•                  A significant portion of the compensation package granted to Messrs. Flexon, Freeland, Howell and the other members of our executive management team hired in 2011 included premium priced stock options that serve to align the compensation and long-term interest of our executive management team with the long term interest of our stockholders.

•                  Other than reimbursement for financial planning and tax advice and one-time relocation benefits provided to Mr. Flexon and Mr. Freeland, our Named Executives Officers do not receive any material perquisites.

•                  Our Human Resources Committee, upon the recommendation of our management team, froze participation in and suspended benefit accruals under the Dynegy Inc. Restoration Pension Plan, or the Restoration Pension Plan, and the Dynegy Inc. Restoration 401(k) Savings Plan, or the Restoration 401(k) Plan, two plans that provide deferred compensation for a select group of highly compensated employees, effective for periods on and after January 1, 2012.

•                  We have a mechanism to claw back any compensation awards following a restatement of our financial results and a determination that financial metrics and performance impacted granting of such awards.

•                  The Human Resources Committee, following completion of its annual incentive risk assessment, continues to believe that the structure and design of our compensation programs, as well as the approach used in the selection of performance metrics and targets, are not reasonably likely to result in excessive risk-taking that could have a material adverse effect on the Company.

•                  Our Human Resources Committee believes that the use of employment agreements and long-term incentive programs are both critical to our ability to attract and retain a talented and experienced executive management that have interests aligned with the long term interest of our shareholders.

•                  We received a favorable result on our Say on Pay vote in 2011, with 78.3% of our stockholders represented in person or by proxy voting to approve the compensation of our Named Executive Officers in 2011.

Compensation Philosophy and Program Objectives

Executive Compensation Philosophy

Our executive compensation program, which is administered by the Human Resources Committee, is primarily designed to attract, motivate and retain a highly qualified executive management team capable of effectively managing our power generation business. Our executive compensation program reflects a fundamental belief that rewards should be competitive, both in elements and amount, with the broad labor market in which we compete for executive talent and commensurate with corporate and individual performance.

The Human Resources Committee reviews and updates, where appropriate, our compensation philosophy for consistency with our near-term and long-term business strategy. Our “Compensation Guiding Principles,” which are listed below, serve to formalize and document our compensation philosophy. In addition, these principles provide a foundation for certain compensation decisions, as well as a common language for communicating those decisions to executives, employees and stockholders. These “Compensation Guiding Principles” are as follows:

•                                          Our compensation strategy is based on our core values and business strategy.

•                                          Our total compensation for each individual should provide reasonable upside potential for exceptional performance, while maintaining competitiveness during, and appropriately reflecting, market or economic downturns.

•                                          Our compensation delivery practices should allow for differential pay levels based on both corporate and individual performance.

•                                          Our key compensation elements—base pay, short-term incentives and long-term incentives—should complement each other.

•                                          Our variable pay programs should be designed as forward-looking incentives that reflect individual and corporate performance during the year under review.

•                                          Our long-term incentives should encourage share price improvement and a strong link to stockholder interests.

•                                          Our compensation programs should be designed and administered to maximize stockholder value.

•                                          Our overall compensation strategy should recognize that attraction and retention of key talent is critical to the attainment of our stated business goals and objectives and to the creation of value for our stockholders.

Executive Compensation Program Objectives

Consistent with the stated purpose and the Compensation Guiding Principles listed above, the structure of our compensation program reflects the following key objectives: (1) Pay for Performance; (2) Market Competitiveness; and (3) Long-Term Stockholder Value.

Pay for Performance. It is our belief that the variable components of compensation should not be viewed as entitlements, but rather should be awarded for delivering results relative to pre-determined business goals and objectives and for executing on our business strategy to create long-term value for our stockholders.  The former members of the Board and its Human Resources Committee reviewed and approved objectives at the start of the 2011 calendar year. Given the significant amount of uncertainty and change that occurred earlier in the year, in June 2011, the current members of the Board and its Human Resources Committee determined that additional objectives should be included following the appointment of the new executive management team.  To this end, in August 2011, the Human Resources Committee approved a set of four key objectives that would be used by executive management and the Board in assessing our annual performance in 2011.

2011 Performance Objectives.  These new objectives were a combination of the existing financial and operational objectives established at the start of 2011 and two additional goals relating to the reorganization and restructuring efforts that were initiated during the second quarter of 2011. The pre-existing and new objective categories approved by the Human Resources Committee in August 2011 included:

•                  Restructure the balance sheet;

•                  Improve operating margins, while reducing fixed costs;

•                  Operate and commercialize well; and

•                  Meet or exceed the previously established Adjusted EBITDA(1) target.

The first category, “restructure the balance sheet,” represents the critical financial efforts required to significantly change the Company’s capital structure, restructure legacy unsecured debt, provide liquidity to the business units, and general business support for our asset base. The second category, “improve operating margins, while reducing fixed costs,” represents the internal efforts related to identifying sustainable fixed cash cost reductions and developing margin improvement opportunities across the organization.  Related to this objective, the new executive management team

(1) We define Adjusted EBITDA as EBITDA adjusted to exclude (1) gains or losses on the sale of assets, (2) the impacts of mark-to-market changes on economic hedges related to our generation portfolio, and (3) the impact of impairment charges and certain other costs such as those associated with our internal reorganization, including those charges and costs embedded in losses from unconsolidated investments on our consolidated statements of operations.

established a multi-year improvement initiative, PRIDE (Producing Results through Innovation by Dynegy Employees), to develop, implement and sustain identified opportunities. The third category, “operate and commercialize well,” requires utilizing best operating practices to achieve safety, environmental and reliability targets, complemented by hedging strategies that provide near-term stability and while preserving longer-term flexibility.  The final category represents our effort to meet or exceed the Company’s previously established financial performance target as measured by Adjusted EBITDA. These performance measures reflect the critical steps that we have identified that should allow us to successfully restore the Company’s financial health and improve long-term shareholder value.

These four objectives were equally weighted, 25% each, and were used to assess the organization’s and Messrs. Flexon, Freeland, Howell and Stephenson’s collective performance for the year.  Each objective has defined initiatives and, where possible, quantifiable metrics used to evaluate the level of attainment achieved during 2011. Our progress, and Messrs. Flexon, Freeland, Howell and Stephenson’s contributions relative to these goals and objectives, were discussed throughout the year by the Board and the Human Resources Committee. Following year-end, compensation awards were determined by the Human Resources Committee based upon their overall assessment of performance, including the degree to which these goals and objectives were achieved.

Individual Performance. In addition to the above-described goals and objectives, executive compensation decisions are also based on the individual performance. In particular, we previously adopted a set of core values that reflect the key leadership qualities and behavioral attributes that our executive compensation program is designed to foster and reward. These qualities and attributes include, among others: honesty and integrity; individual responsibility and accountability; engagement and development of our employees; and doing the right things with an expectation that the right things will happen. In evaluating our Chief Executive Officer from this perspective, the Human Resources Committee conducts an annual performance review together with the Board and evaluates his performance based on interaction with him and his performance throughout the year. Similarly, the Human Resources Committee, which approves the compensation for our executive officers other than our Chief Executive Officer, consults with the Chief Executive Officer as to his performance review of our other executive officers and their achievements relative to our core values.

Market Competitiveness. We believe that in order to attract and retain highly qualified executives, our executive compensation program must be competitive, both in elements and amount, with the broad labor market in which we compete for talent. To support our objective of paying market competitive compensation, the Human Resources Committee conducts a competitive evaluation (including, among other things, a review of proprietary and proxy statement information) with its independent compensation consultant.

Independent Consultant. For the compensation decisions made in March 2012, the Human Resources Committee retained Meridian Compensation Partners, or Meridian, as its independent consultant. Meridian was selected based upon the firm’s depth and breadth of expertise in executive compensation and familiarity with our industry. Meridian was engaged to provide consulting advice and services to the Human Resources Committee, collect competitive executive compensation data, and provide information on trends, new rules/regulations and governance practices that may impact executive compensation practices and administration. Meridian reports to and acts at the sole discretion of the Human Resources Committee and is prohibited from performing services for our management without pre-approval by the Human Resources Committee.

Benchmarking. At the request of the Human Resources Committee, Meridian conducted a benchmarking study to assess the competitiveness of the compensation of our executive management team. The benchmarking study provides competitive market compensation data from a combination of published compensation surveys and peer group proxy statements.

Specifically, the benchmarking study used data from the Aon Hewitt 2011 Total Compensation Measurement Database to provide benchmark data for positions with similar roles and responsibilities as our Named Executive Officers. The survey data were derived from a comparator group of 101 companies with revenues similar to ours (median revenues of $2.1 billion), and were analyzed on both a regressed (size-adjusted) and tabular (not size-adjusted) basis. This data is referred to as the general industry survey data. The general industry survey data served as the primary basis for determining market competitiveness of the compensation of our executive management team, as its larger sample size provides compensation data that is statistically more significant than the smaller sample size of the industry peer group. Please see the table in Exhibit 99.1 for a complete listing of the companies included in the general industry survey data.

Additionally, Meridian collected compensation data from the most recent proxy statement filings for a group of six comparator companies (AES Corp., Calpine Corp., Edison International, FirstEnergy Corp.,  Genon Energy Inc.

and NRG Energy Inc.) which is referred to as the comparator group. The comparator group proxy statement data provide an industry-based context for the Human Resources Committee’s executive compensation decisions. The Human Resources Committee and Meridian selected these companies because of their similarity to us in business focus and, despite inexact overlap of operations and the limited number of comparator companies, they represent useful reference points for executive compensation purposes. The comparator group proxy statement data collected included base salaries, total compensation amounts and long-term incentive award levels for the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Administration Officer and General Counsel.

Alignment with Stockholder Value. Granting equity compensation awards to certain of our Named Executive Officers and other eligible individuals is an important way to align the interests of those individuals with the interests of our stockholders. The value of equity compensation is dependent upon the value of our common stock. Individuals who are granted equity compensation have a direct financial interest in the performance of that stock. An important aspect of our compensation philosophy is thus to provide eligible individuals with additional incentive and reward opportunities designed to enhance our long-term profitability and further align such individuals’ interests with those of our stockholders by strengthening their concern for our welfare. Please read “March 2012 Compensation Actions” and “—Long-Term Incentive Opportunity” below for further discussion of Named Executive Officers’ long-term incentives.

Potential Impact of Restatements and Ability to Claw Back Compensation Awards. The Human Resources Committee has a mechanism to address any restatements that may impact our key financial metrics and our financial performance. The Human Resources Committee will take action, as it determines to be appropriate, with respect to bonuses or other incentive or equity compensation awards to the extent such specified performance targets were not achieved in light of a restatement, which could include seeking to recover amounts paid. We believe this mechanism allows for remedial action to be taken if executive compensation is awarded for achievement of financial performance that is later determined not to have been achieved and further aligns our Named Executive Officers’ interests with those of our stockholders.

Say on Pay.  We received a favorable result on our Say on Pay vote in 2011, with 78.3% of our stockholders represented in person or by proxy voting to approve the compensation of our Named Executive Officers in 2011.  We believe this is a result of our efforts to align pay and performance, ensure transparency in our key performance measures and implement pay practices that seek to align the interests of our Named Executive Officers with long-term stockholder value. The Human Resources Committee believes that the pay decisions made in 2011 and early 2012 should result in continued favorable support by our stockholders.

Elements of Compensation and Compensation Earned in 2011

As previously noted, our Named Executive Officers are eligible to receive three primary forms of compensation: base salary; short-term cash incentive awards; and long-term incentive awards.

Base Salary. Base salaries function as the fixed, recurring cash portion of the Named Executive Officer’s total compensation package. In determining the level of base salary for each Named Executive Officer, the Human Resources Committee considers the Named Executive Officer’s job responsibilities, our budget for annual merit increases, external benchmark data (our comparator group and general industry survey data as described above under “—Executive Compensation Philosophy—Market Competitiveness”) of companies provided by its independent compensation consultant, the internal equity of each Named Executive Officer’s compensation, both individually and relative to the other executive officers and the individual performance of each Named Executive Officer. We generally target base salaries within a range of 80% to 120% of the 50th percentile of the general industry survey data as a competitive level of pay. This range provides the Human Resources Committee the ability to consider expertise, demonstrated performance, tenure in the current role, historical pay, internal equity, market movement and other relevant factors when determining base salaries for our Named Executive Officers. In our estimation, to target base salaries lower than this range would restrict our ability to attract and retain key talent; to target base salaries higher than this range could potentially result in greater compensation than is necessary to attract and retain key talent to the detriment of our stockholders. The Human Resources Committee ultimately exercises its judgment while considering competitive data, individual performance, internal equity, current position relative to the market and market value, among other factors, to determine base salaries for our Named Executive Officers. In the aggregate, base salaries for Messrs. Flexon, Freeland and Howell are positioned slightly below the 50th percentile of the general industry survey data.

For 2011, the base salaries for Messrs. Flexon, Freeland and Howell were established by their employment agreements.  Ms. Nichols and Messrs. Blodgett and Williamson, due to their departures, did not receive salary increases in 2011.  Messrs. Cook and Lednicky also did not receive salary increases in 2011.  In connection with his promotion to

Executive Vice President, Mr. Stephenson received a salary increase from $302,940 to $335,000 on March 14, 2011.  Mr. Biegler received a fee of $4,150 per day, plus expenses, for each day that he primarily devoted service to Dynegy as its interim President and Chief Executive Officer. Such fees were in lieu of any director meeting fees that would otherwise have been payable to Mr. Biegler during his tenure as interim President and Chief Executive Officer. During this period, Mr. Biegler was not eligible to participate in any employee benefit plans or programs except for his continued participation in Directors Deferred Compensation Plan.  Mr. Harrison received compensation at an annualized salary rate of $1,000,000 during his tenure as interim President and Chief Executive Officer. Given the interim nature of his role, Mr. Harrison was not eligible to participate in any employee benefit plans or programs of the Company except for the Dynegy Inc. 2009 Phantom Stock Plan which he participated in as a director and not as an employee.

Named Executive Officer	Base Salary Earnings in 2011
Bob Flexon	$403,846
Clint Freeland	$214,615
Kevin Howell	$250,385
Lynn Lednicky	$435,000
Kent Stephenson	$330,068
Bruce A. Williamson	$211,538
David Biegler	$8,300
E. Hunter Harrison	$250,000
Holli C. Nichols	$111,058
Charles C. Cook	$205,788
J. Kevin Blodgett	$51,923

Please read “March 2011 Compensation Actions” and “—Analysis—Named Executive Officer Compensation” below for further discussion of Named Executive Officers’ base salaries.

Short-Term Incentives. Short-term incentive awards serve as a variable, at-risk element of each Named Executive Officer’s total compensation package and are based on the attainment of pre-established performance goals and objectives during the performance year. Short-term incentive awards are paid in cash. Our short-term incentive compensation plan is structured to align executive interests with both stockholder interests and our annual performance goals and objectives. The annual cash incentive bonus opportunity for each executive officer is governed by the terms of their employment agreements or previously established targets in the case of Ms. Nichols and Messrs. Williamson, Blodgett, Cook, Lednicky and Stephenson. The short-term incentive award for Mr. Flexon, established by the terms of his employment agreement, is targeted at 100% of his annual base salary and provides an opportunity for target total cash compensation at approximately the 50th percentile of the general industry survey data. The short-term incentive target for Messrs. Freeland and Howell, established by the terms of their employment agreements, is targeted at 75% of their annual base salaries, which provides an opportunity for total cash compensation at approximately the 50th percentile of the general industry survey data.  Messrs. Biegler and Harrison, given the interim nature of their roles, were not eligible to receive short-term incentive awards for 2011.  These opportunities are not guaranteed and provide adequate flexibility for downward adjustments to reflect corporate or individual performance at less than the targeted level and overall market and economic conditions. Corporate performance or individual performance can result in either no annual incentive bonus or an annual incentive bonus award that is less or greater than the target opportunity level. Please read “March 2012 Compensation Actions” below for further discussion of the Named Executive Officers’ short-term incentive awards.

Long-Term Incentives. Long-term incentive opportunities serve as the most significant performance-based element of the executive’s total compensation package. Our long-term incentive awards generally focus on the attainment of long-term performance goals and objectives, which are deemed instrumental in creating long-term value for stockholders and long-term retention incentives for our executives. Long-term incentive opportunities, in the form of equity-based awards, generally do not fully vest until three or four years after the grant date. They are structured to achieve a variety of long-term objectives, including: attracting and retaining executives; aligning executives’ financial interests with the interests of stockholders; and rewarding the achievement of long-term strategic goals and/or superior stock price performance. We generally target within range of the 50th to 60th percentile of the survey market for long-term incentives.  Generally, long-term incentives for executives are granted during the month of March each year but may also be granted in connection with the initial employment of executives.  Due to the current reorganization proceedings with Dynegy Holdings, LLC and certain of its subsidiaries, annual equity awards will be granted later in 2012.  However, a cash-settled long-term incentive program for certain members of our senior management team was approved by the Human resources Committee in January 2012 and is discussed further in “March 2012 Compensation Actions” and “—Long-Term Incentive Opportunity”.

For long-term incentives granted in March 2011, the Human Resources Committee, with input from Meridian, considered various alternatives for granting long-term incentive opportunities. The Human Resources Committee’s objective was to motivate management to achieve long-term specified strategic goals and superior stock price performance, and to ensure an appropriate level of equity-based incentives to aid in the retention of Messrs. Lednicky, Cook and Stephenson to ensure a successful transition to the new Board.  Consistent with our stated compensation philosophy, an equity award thus provides an opportunity for, but does not generally guarantee receipt of, a payout because the extent to which such an award will have value, if any, is dependent on our performance over the term applicable to the award.

Traditionally, we have used a mix of performance-based awards, stock options and restricted stock or cash-settled phantom stock units when awarding long-term incentives. In March 2011, the Human Resources Committee sought to identify additional ways to continue to align long-term incentives for Messrs. Lednicky, Cook and Stephenson with the long-term interests of our stockholders. Due to the difficulty in setting long-term performance targets given the forthcoming Board changes and the significant and dynamic challenges faced by the Company, the Human Resources Committee decided to grant long-term incentive awards solely in the form of cash-settled phantom stock unit awards to Messrs. Lednicky, Cook and Stephenson, and all long-term incentive recipients across the Company. This decision reflected the Human Resources Committee’s belief that long-term incentive awards granted in March 2011 should provide the appropriate balance of long-term stockholder interest with the need to address retention of Messrs. Lednicky, Cook and Stephenson. The chart below illustrates the long-term incentive awards granted to Messrs. Lednicky, Cook and Stephenson.

Long-Term Incentive Awards Granted on March 7, 2011

Named Executive Officer	Equity Award Value	Phantom Stock Units (100%)
Charles C. Cook	$761,250	131,250
Lynn A. Lednicky	$761,250	131,250
Kent R. Stephenson	$586,250	101,078

The phantom stock units were granted to Messrs. Lednicky, Cook and Stephenson on March 7, 2011 at a regularly scheduled meeting of the Human Resources Committee. The number of shares of phantom stock units awarded to each of the above Named Executive Officer was based on the fair market value of our common stock as of March 7, 2011, $5.80, and the awards would generally have vested equally in three annual installments over the three-year vesting period if such individuals had remained employed through the term of the award.

Due to their departures, Ms. Nichols and Messrs. Blodgett and Williamson did not receive annual long-term incentive awards in 2011. Mr. Biegler was not eligible to receive annual long-term incentive awards.  Mr. Harrison received a phantom stock unit awards equivalent to the grant he normally would have been eligible to receive as a non-employee director under the Directors Deferred Compensation Plan.  Messrs. Flexon, Freeland and Howell each received long-term incentive grants upon commencement of their respective employments with the Company which in each case occurred after March 7, 2011. These awards are explained in further detail below under “Summary of Employment Agreements”.

Retirement Benefit Plans. Qualified benefit plans comprise additional elements of total compensation for our Named Executive Officers. Generally, each Named Executive Officer (except for Messrs. Biegler and Harrison) is eligible, as are all our corporate employees, to participate in the Dynegy 401(k) Plan, which provides for a dollar-for-dollar match for each dollar contributed (on a pre-tax or Roth basis) up to 5% of salary, (with such elective contributions capped at $16,500 for 2011). Generally, each Named Executive Officer is also eligible for a qualified pension benefit under the Dynegy Inc. Retirement Plan, or the Retirement Plan. This pension benefit, in the form of the Portable Retirement Benefit, or PRB, provides a defined benefit that grows each year at a variable rate (30-year Treasury rate). This benefit, introduced in 2001, provides an annual contribution of 6% of the Named Executive Officer’s salary (with such salary capped at $245,000 for plan purposes for 2011). Our contributions to the Dynegy 401(k) Plan vested at a rate of 50% per year and contributions to the PRB vested at a rate of 33.33% per year for 2011.

In 2008, we adopted two restoration plans, the Restoration 401(k) Plan and the Restoration Pension Plan. The key elements of the restoration plans include:

•                                          Under both plans, all employees who are eligible employees under the applicable qualified plans and earn in excess of a certain qualified plan limit may participate;

•                                          Additionally, under the Restoration Pension Plan, employees who are eligible employees under the applicable qualified pension plans and earn in excess of another qualified plan limit may participate;

•                                          Definition of plan pay under the restoration plans mirrors our existing qualified plans (base pay); and

•                                          Benefits will be paid in the form of a lump sum, with service under the plans taken into account for employment on and after January 1, 2008.

The Human Resources Committee, upon recommendation from management, approved effective for periods on and after January 1, 2012, freezing participation and suspending benefit accruals for non-represented employees who participated in benefits other than the Dynegy 401(k) Plan and PRB; such non-represented employees are instead eligible to participate in the Dynegy 401(k) Plan and PRB going forward (subject to applicable eligibility criteria).  In addition, effective for periods on and after January 1, 2012, participation in the above-described Restoration 401(k) Plan and Restoration Pension Plan was frozen, and benefit accruals were suspended under these plans. These decisions were made to provide one uniform set of 401(k) and retirement benefits to all eligible non-represented employees, including our Named Executive Officers.

We previously had a legacy non-qualified executive deferred compensation plan, or Deferred Compensation Plan. The Deferred Compensation Plan was suspended in 2003 and no contributions have been made under the Deferred Compensation Plan since that time.  On June 15, 2011, at a regularly scheduled meeting, the Human Resources Committee approved terminating the Deferred Compensation Plan.  Mr. Lednicky, who was the only Named Executive Officer with a balance in this suspended plan, was paid an outstanding balance of $180,071 when the plan was terminated.

Executive Perquisites. The Human Resources Committee reviews executive perquisites on an annual basis. Generally, perquisites provided to Named Executive Officers during 2011 were limited to relocation expenses, cell phones and personal digital assistants primarily used for business purposes. However, as established by their employment agreements, Messrs. Flexon, Freeland and Howell are eligible to receive annual reimbursement for reasonable costs incurred for individual tax and financial planning advice in an amount not to exceed $10,000 per year. For 2011, Mr. Flexon was reimbursed $10,000, Messrs. Freeland and Howell incurred no costs for tax or financial planning in 2011. Additionally, Mr. Flexon was reimbursed $81,354 and Mr. Freeland was reimbursed $54,594 for expenses associated with the relocation of their primary residences to Houston, Texas.  Please read “Executive Compensation—Summary Compensation Table for 2009, 2010 and 2011” below for further details on executive perquisites.

Overall, the total value of perquisites for our Named Executive Officers represents approximately 1 % or less of total compensation. While the Human Resources Committee will continue to assess the competitiveness of executive perquisites, it believes the current limited use of this element of total compensation is appropriate.

Employment Agreements. In building our new executive team, the Human Resources Committee concluded that given the uncertainties faced by the Company to attract talented and qualified executives it would be appropriate to enter into employment agreements.  Therefore, during 2011, the Company entered into employment agreements with Messrs. Flexon, Freeland and Howell. The Company did not maintain employment agreements with our other Named Executive Officers.  Key provisions contained in the employment agreements for Messrs. Flexon, Freeland and Howell are described more fully below under “Summary of Employment Agreements” and “Potential Payments Upon Termination or Change in Control — Employment Agreements”.

Change in Control Arrangements. We have entered into arrangements and maintain plans that require us to provide specified payments and benefits to the Named Executive Officers (except for Messrs. Biegler and Harrison, who were not eligible to participate in such plans) in connection with a change in control. These plans and payments are described below under “Executive Compensation—Potential Payments upon Termination or Change in Control.” In particular, certain of our long-term incentive award agreements provide for the accelerated vesting of outstanding equity-based awards in connection with a change in control (as defined in such award agreements), and our Change in Control Plan provides for the payment of certain severance benefits to our executives in connection with a change in control, as defined in the Change in Control Plan. The Change in Control Plan, most recently adopted by the Human Resources Committee in 2008 after consultation with its independent compensation consultant, enables us to attract and retain critical talent in a marketplace with a potential for industry consolidation and significant shortfalls in the executive talent pool. Please read “Executive Compensation—Potential Payments Upon Termination or Change in Control” for further details on our change in control plans.

Severance Pay Plans.  We also maintain the Dynegy Inc. Executive Severance Pay Plan, or Executive Severance Pay Plan, that provides for payment of certain severance benefits.  We continue to believe that this plan enables us to attract and retain critical talent given the significant ongoing restructuring activities we face as an organization. For details regarding the Executive Severance Pay Plan, please read “Executive Compensation—Severance-Eligible Terminations”.

Excise Tax Reimbursement Policy. We provide for an excise tax gross-up in the event of a change in control to equalize payments for similarly situated employees who may otherwise face disparate tax treatment. The Code imposes a 20% excise tax on employees who receive benefits in connection with a change in control that equal or exceed three times the employee’s base amount of compensation. Similarly situated executives may have substantially different base amounts of compensation and a large portion of our senior executives’ compensation is in the form of long-term incentive awards which vest over multiple performance years. Applicable tax rules can impose excise taxes when awards vest in connection with a change in control or a termination of employment in connection with a change in control. Consequently, the Code can have significantly varying and arbitrary effects on an individual’s tax obligations. Therefore, the Human Resources Committee believes that tax gross-up payments can be appropriate in limited circumstances in order to prevent the intended value of a benefit from being significantly and arbitrarily reduced and to equalize payouts across similarly situated officers (including Named Executive Officers) and other key employees who may have different exposures to excise tax.

Compensation Actions in Connection with 2011 Named Executive Officer Separations.  As discussed in “Corporate Governance — Recent Events”, during 2011 and 2012, the composition of our Board and executive team has changed significantly. In connection with these changes, certain Named Executive Officers received benefits and payments upon their termination.

•                  Mr. Blodgett. On February 4, 2011, Mr. Blodgett left his position as General Counsel and Executive Vice President, Administration. Pursuant to the terms of an agreement with the Company, Mr. Blodgett received the benefits and payments to which he was entitled under the Executive Severance Pay Plan — (i) a lump sum payment equal to 12 months of base salary and (ii) continued participation in the Company’s group health care plan for 12 months. In addition, he remained eligible for compensation under Dynegy’s short-term incentive plan for the 2010 performance year. Upon leaving, all of Mr. Blodgett’s outstanding restricted shares, phantom stock units and stock options fully vested.

•                  Mr. Williamson. On February 21, 2011, the Company entered into the Separation Agreement with Mr. Williamson and he left his position as President and Chief Executive Officer effective March 11, 2011. Mr. Williamson also resigned as a director and Chairman of the Board, effective as of February 21, 2011. In entering into this Separation Agreement, the Human Resources Committee believed that Mr. Williamson successfully led the Company through an unprecedented business environment. Pursuant to the terms of the Separation Agreement, Mr. Williamson (i) received a $2,000,000 lump sum payment as severance, (ii) is eligible to continue participating in the Company’s group health care plan for two years, (iii) received a short-term incentive payment of $850,000 for the 2010 performance year, and (iv) received a payment of $1,500,000 in settlement of all of his outstanding performance units. Under the Separation Agreement, Mr. Williamson was also required not to compete with the Company for three years following his termination of employment in exchange for a payment of $1,500,000, and he was required to provide limited consulting services to the Company through December 31, 2011 and to assist the Company with its litigation matters. Upon leaving, all of Mr. Williamson’s outstanding restricted shares, phantom stock units and stock options fully vested.

•                  Ms. Nichols. Effective March 11, 2011, Ms. Nichols resigned as Executive Vice President and Chief Financial Officer. On March 8, 2011, the Company entered into a consulting agreement and release with Ms. Nichols that provided for limited consulting services to the Company from March 12, 2011 through May 12, 2011. In consideration for the $250,000 lump sum payment Ms. Nichols received under the consulting agreement, she agreed to release claims related to any matter related to her employment with, separation from, and/or affiliation with the Company. In consideration for the consulting services to be provided by Ms. Nichols, the Company agreed to release claims arising from Ms. Nichol’s employment relationship with Dynegy.

•                  Mr. Cook.  On June 15, 2011, the Board accepted Mr. Cook’s resignation as interim Chief Financial Officer and Executive Vice President, Commercial and Market Analytics.  Mr. Cook received no separation or severance payments in connection with his departure.

•                  Mr. Lednicky. On June 28, 2011, the Company entered into a transition services agreement with Mr. Lednicky that provided him the ability to receive up to three cash bonus payments in connection with meeting certain objectives associated with restructuring efforts of the Company and its affiliates and his continued provision of services to the Company and affiliates through the earlier of (i) December 30, 2011, or (ii) the date he experienced an involuntary termination of employment (not for cause) or a termination of employment due to death or disability.  In entering into the transition services agreement, the Human Resources Committee noted Mr. Lednicky’s critical efforts in helping to lead the Company during the management and Board transition. Effective December 30, 2011, Mr. Lednicky left his position as Executive Vice President, Operations.  Pursuant to the terms of Mr. Lednicky’s transition services agreement with the Company, Mr. Lednicky received $300,000 in retention bonus payments, granted to ensure Mr. Lednicky would be available to assist in the various restructuring efforts, as well as the benefits and payments to which he was entitled under the Executive Severance Pay Plan, including (i) a lump sum payment equal to 12 months of base salary, (ii) continued participation in the Company’s group health care plan for 12 months and (iii) a payment of $435,000, which is equal to his target payment under Dynegy’s short-term incentive plan for the 2011 performance year. Upon leaving, all of Mr. Lednicky’s outstanding restricted shares, phantom stock units and stock options also fully vested in accordance with the terms of the applicable long-term incentive award agreements.

•                  Mr. Stephenson.  On August 31, 2011, the Company entered into a transition services agreement with Mr. Stephenson.  In entering into the transition services agreement, the Human Resources Committee noted Mr. Stephenson’s critical efforts in helping to lead the Company during the management and Board transition, and the importance of ensuring that he would be available to assist in the various restructuring efforts.  On March 30, 2012, Mr. Stephenson left his position as Executive Vice President.  Pursuant to the terms of his transition services agreement with the Company, he received the benefits and payments to which he was entitled under the Executive Severance Pay Plan — (i) a lump sum payment equal to 12 months of base salary, (ii) continued participation in the Company’s group health care plan for 12 months, and (iii) a payment of $82,500, which is equal to his target payment under Dynegy’s short-term incentive plan for the 2012 performance year prorated for his termination date.  Mr. Stephenson also received a cash payment of $10,000 to cover the cost of tax and financial planning advice. Upon leaving, all of Mr. Stephenson’s outstanding restricted shares, phantom stock units and stock options fully vested in accordance with the terms of the applicable long-term incentive award agreements.

Summary of Employment Agreements

As noted above, in connection with their recruitment and employment, the Company entered into employment agreements with Messrs. Flexon, Freeland and Howell. The Human Resources Committee believes that these employment agreements were necessary to attract each individual, alleviated employment concerns relate to the uncertainty the Company faced at the time of their employment and enabled Messrs. Flexon, Freeland and Howell to focus on their responsibilities and restoring stockholder value.  The material terms of these agreements are summarized below:

Robert Flexon — President and Chief Executive Officer.  In connection with the appointment of Mr. Flexon as Chief Executive Officer, we entered into an employment agreement with him effective June 22, 2011. The agreement continues through December 31, 2014, however the terms will be automatically extended following the end of the initial term and on each subsequent one-year anniversary by an additional one (1)-year period unless, at least ninety (90) days prior to the end of the initial term or the applicable additional term, the Company or Mr. Flexon provides notice to the other party that it or he does not desire to extend the term of the agreement.

Under the agreement, Mr. Flexon is entitled to an annual base salary of $875,000, subject to review by the Board from time to time for increase, and his base salary may be reduced only in connection with a broad-based reduction for employees of the Company.  Mr. Flexon has an annual short-term incentive award target of 100% of his annual base salary, with a maximum payout opportunity of 200% if 125% of his performance goals are attained and a minimum payout of 25% if 80% of the performance goals are attained. If the identified performance goals are not attained at least at the 80% level, no payout will be made.  Mr. Flexon received a one-time cash sign-on bonus of $750,000 and shares of Company common stock with an aggregate fair market value equal to $250,000, based on the closing price on the first day of his employment with the Company.  The cash and stock sign-on bonus served as inducement awards, given the uncertainty the Company faced, and to account for any short-term and long-term incentives that Mr. Flexon may have forfeited from his prior employer.

In consideration for Mr. Flexon entering into this employment agreement, and as an inducement to join the Company, he was also granted a non-qualified stock option with respect to the following number of shares of the Company’s common stock, (i) 500,000 shares at fair market value on the date of employment; (ii) 625,000 shares at $6.50 per share; (iii) 750,000 shares at $8.00 per share; and (iv) 125,000 shares at $10.00 per share.  In no event will the exercise price be less than the fair market value of the Company’s common stock on the grant date.  Under the Dynegy Inc. 2009 Phantom Stock Plan, Mr. Flexon also received stock appreciation rights, or SARs, for 875,000 shares at $10.00 per share, provided that in no event will the exercise price be less than the fair market value of the Company’s common stock on the SAR grant date.  The stock options and SARs will become exercisable in equal installments on each of the first four anniversaries of his hire date, however, if his employment is terminated for any reason other than for Cause or by Mr. Flexon without Good Reason (each as defined in the Dynegy Inc. Executive Severance Pay Plan), the stock options and SARs shall immediately vest in full and thereafter be exercisable in accordance with the terms of the award agreements.  The Human Resources Committee believed it was necessary to provide these long-term incentive awards to Mr. Flexon to incent him to focus on the attainment of long-term performance goals and objectives, which we deem are instrumental in creating long-term value for stockholders.

The agreement also provides for reimbursement for reasonable direct out-of-pocket moving and relocation expenses incurred by Mr. Flexon in connection with his relocation of his principal residence to the Houston, Texas area, including a reimbursement of up to $100,000 for loss on home sale of his residence in Pennsylvania. In addition, Mr. Flexon is eligible to receive reimbursement for reasonable costs actually incurred for tax and financial planning advice up to $10,000 on an annual basis.

Clint Freeland — Executive Vice President and Chief Financial Officer. In connection with the appointment of Mr. Freeland as Chief Financial Officer, we entered into an employment agreement with him effective June 23, 2011. The agreement continues through December 31, 2014, however the terms will be automatically extended following the end of the initial term and on each subsequent one-year anniversary by an additional one (1)-year period unless, at least ninety (90) days prior to the end of the initial term or the applicable additional term, the Company or Mr. Freeland provides notice to the other party that it or he does not desire to extend the term of the agreement.

Under the agreement, Mr. Freeland is entitled to an annual base salary of $450,000, subject to review by the Board from time to time for increase, and his base salary may be reduced only in connection with a broad-based reduction for employees of the Company.  Mr. Freeland has an annual short-term incentive award target of 75% of his annual base salary, with a maximum payout opportunity of 150% if 125% of his performance goals are attained and a minimum payout of 25% if 80% of the performance goals are attained. If the identified performance goals are not attained at least at the 80% level, no payout will be made. Mr. Freeland received a one-time cash sign-on bonus of $150,000 and shares of Company common stock with an aggregate fair market value equal to $50,000, based on the closing price on the first day of his employment with the Company.  The cash and stock sign-on bonus served as inducement awards, given the uncertainty the Company faced, and to account for any short-term and long-term incentives that Mr. Freeland may have forfeited from his prior employer.

In consideration for Mr. Freeland entering into this employment agreement, and as an inducement to join the Company, he was also granted a non-qualified stock option with respect to the following number of shares of the Company’s common stock: (i) 50,000 shares at fair market value on the date of employment; (ii) 62,5000 shares at $6.50 per share; (iii) 75,000 shares at $8.00 per share; and (iv) 100,000 shares at $10.00 per share.  In no event will the exercise price be less than the fair market value of the Company’s common stock on the grant date. The stock options will become exercisable in equal installments on each of the first four anniversaries of his hire date, however, if his employment is terminated for any reason other than for Cause or by Mr. Freeland without Good Reason (each as defined in the Dynegy Inc. Executive Severance Pay Plan), the stock options shall immediately vest in full and thereafter be exercisable in accordance with the terms of the award agreements.  The Human Resources Committee believed it was necessary to provide these long-term incentive awards to Mr. Freeland to incent him to focus on the attainment of long-term performance goals and objectives, which we deem are instrumental in creating long-term value for stockholders.

The agreement also provides for reimbursement for reasonable direct out-of-pocket moving and relocation expenses incurred by Mr. Freeland in connection with his relocation of his principal residence to the Houston, Texas area, including a reimbursement of up to $100,000 for loss on home sale of his residence in New York. In addition, Mr. Freeland is eligible to receive reimbursement for reasonable costs actually incurred for tax and financial planning advice up to $10,000 on an annual basis.

Kevin Howell — Executive Vice President and Chief Operating Officer. In connection with the appointment of Mr. Howell as Chief Operating Officer, we entered into an employment agreement with him effective June 22, 2011. The agreement continues through December 31, 2014, however the terms will be automatically extended following the end of the initial term and on each subsequent one-year anniversary by an additional one (1)-year period unless, at least ninety (90) days prior to the end of the initial term or the applicable additional term, the Company or Mr. Howell provides notice to the other party that it or he does not desire to extend the term of the agreement.

Under the agreement, Mr. Howell is entitled to an annual base salary of $525,000, subject to review by the Board from time to time for increase, and his base salary may be reduced only in connection with a broad-based reduction for employees of the Company.  Mr. Howell has an annual short-term incentive award target of 75% of his annual base salary, with a maximum payout opportunity of 150% if 125% of his performance goals are attained and a minimum payout of 25% if 80% of the performance goals are attained. If the identified performance goals are not attained at least at the 80% level, no payout will be made. Mr. Howell received a one-time cash sign-on bonus of $225,000 and shares of Company common stock with an aggregate fair market value equal to $75,000, based on the closing price on the first day of his employment with the Company.  The cash and stock sign-on bonus served as inducement awards given the uncertainty the Company faced.

In consideration for Mr. Howell entering into this employment agreement, and as an inducement to join the Company, he was also granted a non-qualified stock option with respect to the following number of shares of the Company’s common stock: (i) 60,000 shares at fair market value on the date of employment; (ii) 75,000 shares at $6.50 per share; (iii) 90,000 shares at $8.00 per share; and (iv) 120,000 shares at $10.00 per share.  In no event will the exercise price be less than the fair market value of the Company’s common stock on the grant date. The stock options will become exercisable in equal installments on each of the first four anniversaries of his hire date, however, if his employment is terminated for any reason other than for Cause or by Mr. Howell without Good Reason (each as defined in the Dynegy Inc. Executive Severance Pay Plan), the stock options shall immediately vest in full and thereafter be exercisable in accordance with the terms of the award agreements.  The Human Resources Committee believed it was necessary to provide these long-term incentive awards to Mr. Howell to incent him to focus on the attainment of long-term performance goals and objectives, which we deem are instrumental in creating long-term value for stockholders.

Mr. Howell is eligible to receive reimbursement for reasonable costs actually incurred for tax and financial planning advice up to $10,000 on an annual basis.

March 2012 Compensation Actions

Given the considerable changes to the Named Executive Officer composition and the collective accomplishments of the management team and organization over the course of the year, the Human Resources Committee in its sole discretion reviewed and approved compensation for Mr. Flexon, Mr. Freeland, Mr. Howell and the other members of our executive management team on March 1, 2012. Beginning in January and continuing in March, the Human Resources Committee assessed management’s performance for 2011 based on the degree to which the previously described four categories of goals and objectives were attained and the performance-related factors that it considered relevant. Each of these four objectives were equally weighted and, supported by key initiatives and, where possible, quantifiable metrics were used to evaluate the level of attainment.  Specifically, the Human Resources Committee considered the following accomplishments:

Restructure the Balance Sheet (25% of total opportunity):

•                  Successfully completed new credit facilities in the aggregate amount of $1.7 billion.

•                  Significant progress made with respect to the Plan of Reorganization for Dynegy Holdings, including reaching agreement on the Plan of Reorganization with holders of approximately $1.8 billion of Dynegy Holdings notes and with PSEG regarding a settlement of issues and disputes regarding the Roseton and Danskammer leases.

Improve Operating Margins; Reduce Fixed Costs (25% of total opportunity):

•                  Successfully exceeded targeted reduction in Dynegy’s existing fixed cost structure and realized approximately $49 million in reductions in 2011 versus 2010.

•                  Successfully managed Dynegy’s cash position and collateral requirements as the balance sheet was restructured with more than $360 million in returned cash/collateral.

•                  Developed a sustainable program, or PRIDE, that is focused on increasing cash flow through efficiencies. Over 240 initiatives have been identified that will positively impact viability of the Company in future years, with $42 million in contributions in 2011.

Operate and Commercialize Well (25% of total opportunity):

•                  Plant safety performance metrics below targeted levels as a result of higher safety incidents than expected in 2011.

•                  Strong operational performance with in-market-availability over 90%.

•                  Performance on low-cost and in-compliance plant operations metrics were all generally between threshold and max performance.

Meet or Exceed Established Adjusted EBITDA Target (25% of total opportunity):

•                  Failure to meet Adjusted EBITDA target of $350 million, largely as a result of market factors.

This structure served as the framework for assessing the short-term incentive opportunities for all eligible employees, including certain of the Named Executive Officers. We believe that, by establishing a set of core objectives that are used to determine short-term incentive awards across the organization, we encourage performance and behaviors that are consistent across the organization. The Human Resources Committee noted that 2011 was an unprecedented year, with respect to the complete turnover of the Board and management team. In the midst of this challenging time and difficult business environment, our Named Executive Officers were able to lead the organization in a manner that exceeded the expectations of our Board.

In assessing the four performance objectives, in accordance with the annual established goals, the Human Resources Committee considered both the quantitative and qualitative metrics that comprised each.  As a result of its review, the Human Resources Committee determined overall performance for each objective as follows:

Company Objective	Attainment Levels
Restructure the Balance Sheet	Achieved Overall Expectations
Improve Operating Margins; Reduce Fixed Costs	Exceeded Overall Expectations
Operate and Commercialize Well	Below Targeted Performance
Adjusted EBITDA	Below Threshold Performance

Base Salary Determinations. In reviewing base salaries for the Named Executive Officers at the start of 2012, the Human Resources Committee determined the base salaries for Messrs. Flexon, Freeland and Howell were positioned appropriately considering their positions relative to the general industry survey data. Given that each were hired in the second half of 2011, and consistent with the recommendation made by Mr. Flexon, the Human Resources Committee elected not to increase the base salaries for Mr. Freeland and Mr. Howell.  Similarly, the Human Resources Committee recommended, and the full Board agreed, not to increase Mr. Flexon’s base salary as well.  With his employment set to end on March 30, Mr. Stephenson also did not receive a base salary increase.

Named Executive Officer	December 31, 2011 Base Salary	Current Base Salary
Robert Flexon	$875,000	$875,000
Clint Freeland	$450,000	$450,000
Kevin Howell	$525,000	$525,000
Lynn Lednicky(1)	$435,000	N/A
Kent Stephenson(2)	$335,000	$335,000

(1)          Mr. Lednicky’s employment with the Company ended on December 30, 2011.

(2)          Mr. Stephenson’s employment with the Company ended on March 30, 2012.

Short-Term Incentive Determinations. In determining short-term incentive awards for 2011, our performance and the contributions of each Named Executive Officer during the performance year were considered. Following a thorough review process, the Human Resources Committee determined that that the Named Executive Officers performed well relative to the objectives for 2011. The executive leaders, in the midst of complex restructuring and reorganizational objectives, collectively contributed to meeting or exceeding many of the stated objectives, while providing both external and internal stability. The Human Resources Committee reviewed this performance and exercised its discretion in setting the actual funding below the level that might have been expected had it purely taken a formulaic approach in determining short-term incentive awards. The Human Resources Committee determined that, despite the level of performance achieved, the final award opportunity should be balanced with the economic climate, actual reported financial results and stockholder value realized in 2011

In considering the performance during the 2011 performance year for the Named Executive Officers, the Human Resources Committee considered each individual’s contributions to the overall performance level achieved. After considering these individual factors, as well as the overall performance achieved during 2011 as further described above, and the recommendation of Mr. Flexon, the Human Resources Committee determined, and approved annual short-term incentive awards at 78% of target opportunity for Mr. Freeland, Mr. Howell and Mr. Stephenson. Similarly, the Human Resources Committee recommended, and the full Board approved, to set the annual short-term incentive award for Mr. Flexon at 78%.  While the individual performance of each Named Executive Officer was reviewed and considered, ultimately it was determined that the collective efforts and contributions of this group over the course of 2011 warranted short-term incentive awards at the same percentage of target for each individual. The chart below further illustrates the short-term incentive award for each of these Named Executive Officers and the amount earned as a percent of his 2011 base salary earnings.

Named Executive Officer	Short-Term Incentive Target	Award Earned as a Percent of 2011 Base Earnings	Award Amount
Robert Flexon	100%	78%		$315,000
Clint Freeland	75%	78%		$125,550
Kevin Howell	75%	78%		$146,475
Lynn Lednicky(1)(2)	100%	N/A	$	N/A
Kent Stephenson(1)	100%	78%		$257,453

(1)          Mr. Lednicky and Mr. Stephenson were eligible for 100% short-term incentive targets for 2011.

(2)          Mr. Lednicky did not receive a 2011 short-term incentive award, but he did receive a payment of $435,000 as per the terms of his transition services agreement with the Company.

Long-Term Incentive Opportunity.  On January 5, 2012, the Human Resources Committee established the 2012 Long Term Incentive Program — Cash, or the Cash Incentive Program, for certain Named Executive Officers and other members of management.  The Cash Incentive Program is being implemented in connection with the ongoing financial restructuring of certain of Dynegy Inc. subsidiaries, including Dynegy Holdings, LLC, or DH, and certain of its subsidiaries, which filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code.  The Cash Incentive Program is intended to (i) incent Company management to remain employed with the Company during the ongoing restructuring program, (ii) incent such individuals to assist DH to successfully emerge from bankruptcy pursuant to a reorganization plan that is approved by the U.S. Bankruptcy Court, and (iii) promote the long-term growth of the Company.

The Cash Incentive Program provides for a long-term incentive compensation payment, payable in cash, equal to a percentage of each Named Executive Officer’s base salary as of December 31, 2011.  The Human Resources Committee will determine the value of each participant’s Program award based on each participant’s individual performance during the period between the date of the award and the date of DH’s emergence from bankruptcy, (ii) the performance of the Company’s management team, and (iii) any other factors that the Committee determines appropriate, in its sole discretion.  Each award will be determined by the Human Resources Committee no later than 15 days following DH’s emergence from bankruptcy, or the Exit Date, with one-third of the Award amount paid no later than the next available payroll cycle following the Human Resources Committee’s determination of the award.  The participant will be entitled to receive an additional one-third of the award on each of the first and second anniversaries of the Exit Date, if the participant remains employed with the Company on such dates, with payment of each such amount to occur no later than the next available payroll cycle following each such anniversary.

Any future long-term incentive equity and/or equity-based awards granted in the year in which the award is paid will be offset by the amount of any award. When combined with the target annual long-term equity/equity-based award, no participant will receive a combined equity/equity-based award and cash award greater than the targeted long-term incentive range for his position.  Long-term incentive grants for our Named Executive Officers in 2012, if any, will be considered by the Human Resources Committee following DH’s emergence from bankruptcy.  See the table below for the minimum, target and maximum Award ranges for each Named Executive Officer.

Named Executive Officer	Target Long-Term Incentive Range	Minimum LTI-Cash Award %	Target LTI-Cash Award	Maximum LTI-Cash Award
Robert Flexon	200 to 400%	185%	200%	250%
Clint Freeland	100 to 200%	85%	100%	150%
Kevin Howell	100 to 200%	85%	100%	150%
Lynn Lednicky(1)	N/A	N/A	N/A	N/A
Kent Stephenson(1)	N/A	N/A	N/A	N/A

(1)          Mr. Lednicky and Mr. Stephenson were not eligible for participation in the Program in 2012.

Tax and Accounting Treatment of the Elements of Executive Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718 (ASC 718).

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for individual compensation paid to the Chief Executive Officer and the other four highest compensated executive officers to the extent the compensation exceeds $1 million in any year. Performance-based compensation paid pursuant to a stockholder-approved incentive plan is not subject to the Section 162(m) limitations if certain requirements are met. As part of its role, the Human Resources Committee reviews and considers the financial reporting and income tax deductibility of the compensation of our executive officers. Our policy is to utilize available tax deductions whenever appropriate and consistent with our compensation philosophy and objectives. However, the Human Resources Committee retains the discretion to provide compensation to our executive officers that may not be fully deductible.

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT

Our executive compensation program is administered and reviewed by the Human Resources Committee, which consists of Messrs. Embler (Chairman), Intrieri and Pardo, all of whom are independent directors pursuant to the NYSE Listed Company Standards. The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Human Resources Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report on Form 10-K/A.

This report is submitted by the members of the Human Resources Committee of the Board as of March 1, 2012:

Michael J. Embler, Chairman

Vincent J. Intrieri

Felix Pardo

COMPENSATION AND HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Embler, Intrieri and Pardo currently serve on the Human Resources Committee. None of these members is a current or former officer or employee of Dynegy or any of its subsidiaries, is involved in any relationship requiring disclosure as an interlocking executive officer or director, or had any relationship requiring disclosure under Item 404 of Regulation S-K.

EXECUTIVE COMPENSATION

Summary Compensation Table for 2009, 2010 and 2011

The following table sets forth certain information regarding the compensation earned by or awarded to our Named Executive Officers for 2009, 2010 and 2011 (with information only for the years during which each individual was named a Named Executive Officer):

Name and Principal Position	Year	Salary(1)	Bonus(2)		Stock Awards(3)		Option /SAR Awards(3)	Non-Equity Incentive Plan Comp. (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)		All Other Comp.(14)	Total
Bruce A. Williamson (6)	2009	$1,038,462		$—		$4,800,000	$1,200,000	$850,000		$59,199	$233,791	$8,181,452
Former Chairman, President	2010	$1,000,000		$—		$3,200,000	$800,000	$850,000		$70,562	$116,889	$6,037,451
& Chief Executive Officer	2011	$211,538		$—		$—	$—	$—		$65,153	$5,239,437	$5,516,128

David W. Biegler (7)	2009	$—		$—		$—	$—	$—		$—	$—	$—
Former interim President	2010	$—		$—		$—	$—	$—		$—	$—	$—
& Chief Executive Officer	2011	$—		$—		$—	$—	$—		$—	$8,300	$8,300
									$
E. Hunter Harrison (8)	2009	$—		$—		$—	$—	$—		$—	$—	$—
Former interim President	2010	$—		$—		$—	$—	$—		$—	$—	$—
& Chief Executive Officer	2011	$250,000	$			$17,500	$—	$—		$—	$—	$267,500

Robert C. Flexon	2009	$—		$—		$—	$—	$—		$—	$—	$—
President & Chief	2010	$—		$—		$—	$—	$—		$—	$—	$—
Executive Officer	2011	$403,846		$1,000,000	$		$10,186,833	$315,000		$23,074	$148,921	$12,077,674

Holli C. Nichols (9)	2009	$519,231		$—		$1,200,000	$300,000	$425,000		$27,738	$61,582	$2,533,551
Former Executive Vice	2010	$521,154		$—		$840,000	$210,000	$525,000		$41,444	$61,203	$2,198,801
President & Chief Financial Officer	2011	$111,058		$—		$—	$—	$—		$43,500	$298,861	$453,419

Charles C. Cook (10)	2009	$415,385		$—		$840,000	$210,000	$340,000		$21,905	$49,221	$1,876,511
Former Interim Chief Financial Officer &	2010	$429,616		$—		$609,000	$152,250	$435,000		$34,415	$50,797	$1,711,178
Former Executive Vice President—Commercial & Market Analytics	2011	$205,788		$—		$761,250	$—	$—		$38,241	$68,755	$1,074,034

Clint C. Freeland	2009	$—		$—		$—	$—	$—		$—	$—	$—
Executive Vice President &	2010	$—		$—		$—	$—	$—		$—	$—	$—
Chief Financial Officer	2011	$214,615		$200,000		$—	$1,023,043	$125,550		$11,838	$85,868	$1,660,914

Kevin T. Howell	2009	$—		$—		$—	$—	$—		$—	$—	$—
Executive Vice President &	2010	$—		$—		$—	$—	$—		$—	$—	$—
Chief Operating Officer	2011	$250,385		$300,000		$—	$1,227,651	$146,475		$14,357	$25,378	$1,964,246

Lynn A. Lednicky (11)	2009	$441,346		$—		$892,588	$223,125	$361,250		$45,239	$53,678	$2,017,226
Former Executive Vice	2010	$433,462		$—		$609,000	$152,250	$435,000		$49,926	$52,214	$1,731,852
President—Operations	2011	$435,000		$—		$761,250	$—	$435,000		$50,569	$809,662	$2,491,481

Kent R. Stephenson (12)	2009	$—		$—		$—	$—	$—		$—	$—	$—
Former Executive Vice	2010	$—		$—		$—	$—	$—		$—	$—	$—
President & General Counsel	2011	$330,068		$—		$586,250	$—	$257,453		$24,076	$42,368	$1,240,216

J. Kevin Blodgett (13)	2009	$441,346		$—		$892,588	$233,125	$361,250		$23,673	$52,675	$1,994,657
Former General Counsel &	2010	$446,154		$—		$630,000	$157,500	$382,500		$36,274	$52,266	$1,704,694
Executive Vice President—	2011	$51,923		$—		$—	$—	$—		$46,380	$471,708	$570,011
Administration

(1)        Amounts include salary earned for a full 12 months. Actual salary earned in any calendar year may vary from the annual base salary due to timing of pay cycles and time of service.

(2)        Amounts shown under Bonus for Messrs. Flexon, Freeland and Howell include: a) one time lump sum cash payment in the amount of $750,000, $150,000 and $225,000, respectively; and b) shares of our common stock with an aggregate fair market value of $250,000, $50,000 and $75,000, respectively, or the Private Placement Shares.   Messrs. Flexon, Freeland and Howell received the following number of Private Placement Shares: 42,017, 8,306 and 12,605, respectively.

(3)        On March 4, 2009, the Board adopted the Phantom Stock Plan in order to grant cash-settled phantom stock units. On July 8, 2011 the Phantom Stock Plan was amended to allow for the granting of cash-settled stock appreciation rights, or SARs.   Even though the phantom stock units and SARs are cash-settled and thus have no effect on each Named Executive Officer’s beneficial ownership, for executive compensation reporting purposes the phantom stock units are reported under the stock awards column and the SARs are reported under the stock option/SARS column. Please see “Security Ownership of Certain Beneficial Owners and Management” below for each Named Executive Officer’s beneficial ownership of our capital stock. The amounts shown under “Stock Awards” and “Option / SAR Awards” for 2009, 2010 and 2011 reflect the aggregate grant date fair value for restricted stock, phantom stock units, and performance units, in the case of “Stock Awards,” and for option awards and SARS (using the Black Scholes model), in the case of “Option Awards,” calculated in accordance with FASB ASC Topic 718.   The performance units require performance goals to be attained over a three-year period following the granting of the opportunity for any actual award to be earned. For the grant date fair value of the performance units, the value reported in the table is based on the probable outcome of the performance conditions as of the grant date. Please read “Compensation Discussion and Analysis—Named Executive Officer Compensation” above for further discussion of value realization of performance units. The maximum payouts, if performance criteria were met, for the performance units granted in 2009 for Messrs. Williamson, Blodgett, Lednicky and Cook were $6,000,000, $1,115,800, $1,115,800 and $1,050,000, respectively, and $1,500,000 for Ms. Nichols. The maximum payouts, if performance criteria were met, for the performance units granted in 2010 for Messrs. Williamson, Blodgett, Lednicky and Cook were $4,800,000, $945,000, $913,600 and $913,600, respectively, and $1,260,000 for Ms. Nichols. For 2009, the phantom stock units were valued at the closing price of our common stock on March 4, 2009, the award date, and under the Phantom Stock Plan payments were to  be made based on the closing price on the vesting date of March 4, 2012 (1 unit equals 1 share). For 2010, the restricted stock awards were valued at the closing price of our common stock on March 3, 2010, the award date, and under the Phantom Stock Plan payments were to be made based on the closing price on the vesting date of March 3, 2013. For 2011, the phantom stock units granted to Messrs. Cook, Lednicky and Stephenson were valued at the closing price of our common stock on March 7, 2011 and under the Phantom Stock Plan the units  were scheduled to ratably vest over the period of three years from the grant date. The phantom stock units granted to Mr. Harrison on June 30, 2011 for his service as interim President and Chief Executive Officer were valued at the closing price of our common stock on June 30, 2011.  Mr. Harrison resigned as interim President and Chief Executive Officer effective July 10, 2011.  Under the terms of his phantom stock unit grant agreement, the phantom stock units became payable in cash after Mr. Harrison incurred a separation of service in his capacity as an employee of Dynegy, which resulted in a payment of $18,714, reflecting the closing stock price as of July 8, 2011, the last trading day prior to Mr. Harrison’s separation of service. The options and SARs granted to Messrs. Flexon, Freeland and Howell vest in four equal annual installments beginning on July 11, 2012 for Mr. Flexon and July 5, 2012 for Messrs. Freeland and Howell.  The table does not include information regarding long-term cash or equity-based awards related to restructuring and 2011 performance that were or will be granted to certain of the Named Executive Officers in 2012.

(4)        The amounts shown under “Non-Equity Incentive Plan Compensation” for 2009, 2010 and 2011 reflect cash bonuses awarded under the Dynegy Inc. Incentive Compensation Plan. The 2009 bonuses were earned in 2009 and paid in March 2010, the 2010 bonuses were earned in 2010 and paid in March 2011 and the 2011 bonuses were earned in 2011 and paid in March 2012, except for Mr. Lednicky.

(5)        The amount shown for 2011 for Mr. Lednicky includes a change in pension value of $46,655 under our Retirement Plan and the Dynegy Restoration Pension Plan, or Restoration Pension Plan, and a change in Nonqualified Deferred Compensation Earnings of $3,914 under the Dynegy Inc. Deferred Compensation Plan, or Deferred Compensation Plan. On June 15, 2011, the Deferred Compensation Plan was terminated resulting in a distribution of $180,071 to Mr. Lednicky. The amount shown for 2010 for Mr. Lednicky includes a change in pension value of $36,208 under the Retirement Plan and the Restoration Pension Plan, and a change in nonqualified deferred compensation earnings of $13,718 under the Deferred Compensation Plan. The amount shown for 2009 for Mr. Lednicky includes a change in pension value of $27,831 under the Retirement Plan and the Dynegy Restoration Pension Plan, and a change in Nonqualified Deferred Compensation Earnings of $17,408 under the Deferred Compensation Plan. Mr. Lednicky was the only Named Executive Officer who participated in the Deferred Compensation Plan. The amounts shown for the other Named Executive Officers, with the exception of Messrs. Biegler and Harrison who did not participate in the retirement plans, reflect only changes in pension value under the Retirement Plan and Restoration Pension Plan.

(6)       Mr. Williamson left his position as President and Chief Executive Officer effective March 11, 2011. See “All Other Compensation” below for payments in connection with Mr. Williamson’s Offer of Severance and Release agreement, or Separation of Service Agreement.  Please also see “Corporate Governance—Changes to Board of Directors and Executive Team During 2011 and 2012.”

(7)       Pursuant to the terms of Mr. Biegler’s Independent Contractor Agreement, for his service as interim President and Chief Executive Officer he received a daily fee of $4,150 per day, plus expenses, for each day that he primarily devoted service to Dynegy during the period from March 12, 2011 to April 9, 2011. Mr. Biegler was not eligible to participate in any employee benefit plans or programs of Dynegy or any of its affiliates, with the exception of his continued participation in the Directors Deferred Compensation Plan (see “Corporate Governance — Changes to Board of Directors and Executive Team During 2011 and 2012”).

(8)        Pursuant to the terms of Mr. Harrison’s employment, for his service as interim President and Chief Executive Officer he was paid at an annual salary rate of $1,000,000 for the period from April 9, 2011 to July 11, 2011.   He also received a grant of phantom stock units in an amount equivalent to the amount of phantom stock he otherwise would have been eligible to receive as a non-employee director under the Directors Deferred Compensation Plan (see Stock Awards and Note 3 above concerning Mr. Harrison’s phantom stock award). Mr. Harrison did not participate or receive benefits under any employee benefit plans or programs of Dynegy or any of its affiliates, with the exception of the Phantom Stock Plan (see “Corporate Governance — Changes to Board of Directors and Executive Team During 2011 and 2012”).

(9)        Ms. Nichols resigned from her position as Executive Vice President and Chief Financial Officer effective March 11, 2011. See Note 5 below for payments made to Ms. Nichols in connection with her Consulting Agreement and Release.  Please also see “Corporate Governance—Changes to Board of Directors and Executive Team During 2011 and 2012” for more information.

(10)  Mr. Cook’s resignation as interim Chief Financial Officer and Executive Vice President, Commercial & Market Analytics was accepted on June 15, 2011. See “Corporate Governance—Changes to Board of Directors and Executive Team During 2011 and 2012” for more information.

(11)  Mr. Lednicky left his position as Executive Vice President, Operations effective December 30, 2011. See Note 6 below for payments made to Mr. Lednicky in connection with his Transition Services Agreement.  See “Corporate Governance—Changes to Board of Directors and Executive Team During 2011 and 2012” for more information.

(12)  Mr. Stephenson left his position as Executive Vice President effective March 30, 2012. See “Corporate Governance— Changes to Board of Directors and Executive Team During 2011 and 2012” for more information.

(13)  Mr. Blodgett left his position as General Counsel and Executive Vice President, Administration effective February 4, 2011. See Note XX below for payments made to Mr. Blodgett in connection with his departure.  Please also see “Corporate Governance—Recent Events” for more information.

(14)  The amounts shown as “All Other Compensation” for 2009, 2010 and 2011 are identified in the following table:

Name	Year	Perquisites and Other Personal Benefits($) (1)	Tax Reimbursements ($)(2)	401(k) Plan Contributions	Restoration 401(k) Savings Plan Contributions	Portable Retirement Plan Contributions	Restoration Pension Plan Contributions	Life Insurance Premiums	Resignation, Separation and Severance	Independent Contractor & Consulting Agreements		Total
Bruce A. Williamson(3)	2009	$70,086	$41,695	$12,250	$39,673	$14,700	$47,608	$7,779	$—		$—	$233,791
	2010	$—	$—	$12,250	$37,750	$14,700	$45,300	$6,889	$—		$—	$116,889
	2011	$—	$—	$11,346	$6,660	$14,700	$7,992	$1,072	$5,197,666		$—	$5,239,436
David W. Biegler(4)	2009	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2010	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2011	$—	$—	$—	$—	$—	$—	$—	$—		$8,300	$8,300
E. Hunter Harrison	2009	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2010	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2011	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
Robert C. Flexon	2009	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2010	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2011	$91,354	$23,151	$0	$7,942	$14,700	$9,531	$2,243	$—		$—	$148,921
Holli C. Nichols(5)	2009	$—	$1,052	$12,250	$13,712	$14,700	$16,454	$3,414	$—		$—	$61,582
	2010	$—	$—	$12,250	$13,808	$14,700	$16,569	$3,876	$—		$—	$61,203
	2011	$—	$—	$7,168	$0	$8,602	$0	$783	$32,308		$250,000	$298,861
Charles C. Cook	2009	$—	$601	$12,250	$8,519	$14,700	$10,223	$2,928	$—	$		$49,221
	2010	$—	$—	$12,250	$9,231	$14,700	$11,077	$3,539	$—		$—	$50,797
	2011	$—	$—	$12,250	$37	$14,700	$44	$1,780	$39,945		$—	$68,756
Clint C. Freeland	2009	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2010	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2011	$54,594	$16,656	$0	$0	$12,877	$0	$1,741	$—		$—	$85,868
Kevin T. Howell	2009	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2010	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2011	$—	$—	$7,269	$270	$14,700	$323	$2,816	$—		$—	$25,378
Lynn A. Lednicky(6)	2009	$—	$1,309	$12,250	$9,817	$14,700	$11,781	$3,821	$—		$—	$53,678
	2010	$—	$—	$12,250	$9,423	$14,700	$11,308	$4,533	$—		$—	$52,214
	2011	$—	$—	$12,250	$9,500	$14,700	$11,400	$4,644	$757,168		$—	$809,662
Kent R. Stephenson	2009	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2010	$—	$—	$—	$—	$—	$—	$—	$—		$—	$—
	2011	$—	$—	$12,250	$4,253	$14,700	$5,104	$6,061	$—		$—	$42,368
J. Kevin Blodgett(7)	2009	$—	$904	$12,250	$9,817	$14,700	$11,781	$3,223	$—		$—	$52,675
	2010	$—	$—	$12,250	$10,058	$14,700	$12,069	$3,189	$—		$—	$52,266
	2011	$—	$—	$2,596	$0	$3,998	$0	$402	$464,712		$—	$471,708

(1)        Amounts shown for 2011 based upon the average aggregate incremental cost to us under “Perquisites and Other Personal Benefits” include for Mr. Flexon tax services in the amount of $10,000 and for Messrs. Flexon and Freeland relocation expenses in the amount of $81,354 and $54,594, respectively. The remaining Named Executive Officers did not receive perquisites in 2011 that exceeded the $10,000 threshold for reporting purposes nor did any Named Executive Officers receive perquisites in 2010 that exceeded such threshold. Amounts shown for 2009 include for Mr. Williamson, personal use of company aircraft and enhancements to his home security system in the amount of $69,555. The remaining Named Executive Officers did not receive perquisites in 2009 that exceeded the $10,000 threshold for reporting purposes.

(2)        Amounts shown under “Tax Reimbursements” represent tax gross-ups for the Named Executive Officers for their Perquisites and Other Personal Benefits (including Named Executive Officers with Perquisites under the $10,000 reporting threshold).

(3)        Under the terms of Mr. Williamson’s Separation of Service Agreement, he received: a) a settlement in lieu of his performance units outstanding in the amount of $1,500,000, b) a payment of $1,500,000 for a non-compete period, c) a severance payment in the amount of $2,000,000, d) payment for his accrued and unused vacation of $166,666, e) reimbursement for medical benefit premium payments of $31,000.  Mr. Williamson also received a short-term incentive payment for the 2011 performance year reflected under the Non-Equity Incentive Payment for 2010 in the Summary Compensation Table.

(4)        Please see Note 7 to the Summary Compensation Table and “Corporate Governance — Changes to Board of Directors and Executive Team During 2011 and 2012”).

(5)        Per the terms of Ms. Nichols’ Consulting Agreement, she received a $250,000 payment related to her consulting arrangement during the period of March 12, 2011 to May 12, 2011.  Ms. Nichols also received a payment for her accrued but unused vacation in the amount of $32,308.  Such amounts are included under “Independent Contractor & Consulting Agreements” and “Resignation, Separation and Severance,” respectively.

(6)        Per the terms of Mr. Lednicky’s Transition Services Agreement, he received three performance incentive payments in the amount of $100,000 each for the accomplishment of specific goals set forth in his agreement.  In addition, he received a severance payment in the amount of $435,000 and payment for his accrued but unused vacation in the amount of $22,169.  Such amounts are included under “Resignation, Separation and Severance.”  Mr. Lednicky was also eligible to receive a short-term incentive payment for the 2011 performance year, the payment of which is reflected as a Non-Equity Incentive Payment for 2011 in the Summary Compensation Table.

(7)        Mr. Blodgett received a severance payment in the amount of $450,000 under the Dynegy Inc. Executive Severance Pay Plan.  He also received payment for his accrued but unused vacation in the amount of $14,712.   Such amounts are included under “Resignation, Separation and Severance.”  Mr. Blodgett was also eligible to receive a short-term incentive payment for the 2010 performance year, the payment of which is reflected as a Non-Equity Incentive Payment for 2010 in the Summary Compensation Table.

(8)       Mr. Cook received payment for his accrued but unused vacation in the amount of $39,945.  Such amount is included under “Resignation, Separation and Severance.”

Grants of Plan-Based Awards in 2011

The following table sets forth certain information with respect to each grant of an award made to the Named Executive Officers in 2011 under the Dynegy Inc. 2010 Long-Term Incentive Plan or Phantom Stock Plan (unless otherwise indicated):

								All
								Other	All Other
								Stock	Option/SAR
								Awards	Awards
								Number	Number of	Exercise	Grant
								of	Securities	or Base	Date Fair
	Estimated Possible Payments Under Non-Equity				Estimated Future Payouts Under			Shares	Underlying	Price of	Value of
	Incentive Plan Awards(1)				Equity Incentive Plan Awards			of	Options/	Option	Stock and
	Grant							Stock or	SARs	SAR	Option/SAR
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units(2)	(3)	Awards	Awards(4)
Bruce A. Williamson	—	$—	$—	$—	—	—	—	—	—	$—	$—

David W. Biegler	—	$—	$—	$—	—	—	—	—	—	$—	$—

E. Hunter Harrison	6/30/11	$—	$—	$—	—	—	—	2,827	—	$—	$17,500

Robert C. Flexon	7/11/11	$218,750	$875,000	$1,750,000	—	—	—	—	500,000	$6.25	$1,924,971
	7/11/11	$—	$—	$—	—	—	—		625,000	6.50	$2,375,258
	7/11/11	$—	$—	$—	—	—	—		750,000	8.00	$2,649,483
	7/11/11	$—	$—	$—	—	—	—		125,000	10.00	$404,640
	7/11/11	$—	$—	$—	—	—	—		875,000	10.00	$2,832,480

Holli C. Nichols	—	$—	$—	$—	—	—	—	—	—	$—	$—

Charles C. Cook	3/7/11	$—	$435,000	$—	—	—	—	131,250	—	$—	$761,250

Clint C. Freeland	7/5/11	$112,500	$337,500	$675,000	—	—	—	—	50,000	$6.25	$193,245
	7/5/11								62,500	$6.50	$238,464
	7/5/11								75,000	$8.00	$266,093
	7/5/11								100,000	$10.00	$325,241

Kevin T. Howell	7/5/11	$131,250	$393,750	$787,500	—	—	—	—	60,000	$6.25	$231,894
	7/5/11								75,000	$6.50	$286,157
	7/5/11								90,000	$8.00	$319,311
	7/5/11								120,000	$10.00	$390,289

Lynn A. Lednicky	3/7/11	$—	$435,000	$—	—	—	—	131,250	—	$—	$761,250

Kent R. Stephenson	3/7/11	$—	$335,000	$—	—	—	—	101,078	—	$—	$586,252

J. Kevin Blodgett	—	$—	$—	$—	—	—	—	—	—	$—	$—

(1)

The amounts shown represent the awards that could be earned by the Named Executive Officers under the Dynegy Inc. Incentive Compensation Plan for 2011. For Messrs. Cook, Lednicky and Stephenson target was set at 100% of base salary. Based upon Mr. Flexon’s employment agreement target is set at 100% of base salary and target is set at 75% of base salary for Messrs. Freeland and Howell based upon their respective employment agreements. The actual payouts to eligible executives under the Incentive Compensation Plan were determined in March 2012 and are shown in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”

(2)

The amounts shown under “All Other Stock Awards” for Messrs. Harrison, Cook, Lednicky and Stephenson reflect phantom stock unit awards granted under the Phantom Stock Plan to them in 2011. The grants to Messrs. Lednicky and Stephenson received accelerated vesting treatment and were paid based on the closing stock price on the effective dates of their respective terminations. Under the terms of Mr. Harrison’s phantom stock unit grant agreement, the phantom stock units were paid in cash after Mr. Harrison incurred a separation of service in his capacity as an employee of Dynegy.

(3)

The amounts shown under “All Other Option / SAR Awards” reflect the number of shares of common stock underlying stock option or SAR awards granted to Messrs. Flexon, Freeland and Howell in 2011 under either the 2010 Long-Term Incentive Plan or Phantom Stock Plan. Such stock options have a four-year ratable vesting schedule, with 1/4 of each award vesting each year from the date of grant. The SARs granted to Mr. Flexon have a four-year ratable vesting schedule, with 1/4 of the award vesting each year from the date of grant and are paid solely in cash.

(4)

The amounts shown under “Grant Date Fair Value of Stock and Option Awards” reflect the grant date fair value for the phantom stock, stock options and SARs (using the Black-Scholes valuation model for options and SARs) computed in accordance with FASB ASC Topic 718. Please read the discussion of the assumptions used in such valuation in Notes 24 and 25 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth certain information regarding unexercised option awards, unvested stock awards, including phantom stock units, and performance unit awards made to each Named Executive Officer that were outstanding as of December 31, 2011. The table does not include information regarding equity-based awards related to 2011 performance that were or may be granted to the Named Executive Officers in 2012. The vesting schedules for each type of award are described in the footnotes to the table, and the vesting date for each award can be determined by referring to the grant date for each award in the table.

	Option/SAR Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options/SARs Exercisable (1)	Number of Securities Underlying Unexercised Options/SARs Unexercisable (1)	Option/ SAR Exercise Price	Option/ SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(5)
Bruce A. Williamson(6)	03/16/06	377,449	—	$24.40	03/11/12	—	$—	—	$—
	04/02/07	130,346	—	$48.35	03/11/12	—	$—	—	$—
	03/06/08	88,154	—	$37.40	03/11/14	—	$—	—	$—
	03/04/09	—	—	$—	—	—	$—	—	$—
	03/03/10	188,235	—	$7.20	03/11/14	—	$—	—	$—

David W. Biegler(6)	—	—	—	$—	—	—	$—	—	$—

E. Hunter Harrison(6)	—	—	—	$—	—	—	$—	—	$—

Robert C. Flexon	07/11/11	—	500,000	$6.25	07/11/2021	—	$—	—	$—
	07/11/11	—	625,000	$6.50	07/11/2021	—	$—	—	$—
	07/11/11	—	750,000	$8.00	07/11/2021	—	$—	—	$—
	07/11/11	—	125,000	$10.00	07/11/2021	—	$—	—	$—
	07/11/11	—	875,000	$10.00	07/11/2021	—	$—	—	$—

Holli C. Nichols(6)	—	—	—	$—	—	—	$—	—	$—

Charles C. Cook(6)	—	—	—	$—	—	—	$—	—	$—

Clint C. Freeland	07/05/11	—	50,000	$6.25	07/05/2021	—	$—	—	$—
	07/05/11	—	62,500	$6.50	07/05/2021	—	$—	—	$—
	07/05/11	—	75,000	$8.00	07/05/2021	—	$—	—	$—
	07/05/11	—	100,000	$10.00	07/05/2021	—	$—	—	$—

Kevin T. Howell	07/05/11	—	60,000	$6.25	07/05/2021	—	$—	—	$—
	07/05/11	—	75,000	$6.50	07/05/2021	—	$—	—	$—
	07/05/11	—	90,000	$8.00	07/05/2021	—	$—	—	$—
	07/05/11	—	120,000	$10.00	07/05/2021	—	$—	—	$—

Lynn A. Lednicky(6)	02/04/03	6,000	—	$8.85	03/30/12	—	$—	—	$—
	02/10/04	4,188	—	$22.40	03/30/12	—	$—	—	$—
	01/19/05	6,748	—	$21.50	03/30/12	—	$—	—	$—
	03/16/06	22,988	—	$24.40	12/31/12	—	$—	—	$—
	04/02/07	22,810	—	$48.35	12/31/12	—	$—	—	$—
	03/06/08	16,391	—	$37.40	12/31/14	—	$—	—	$—
	03/04/09	67,613	—	$5.65	12/31/14	—	$—	5,333	$533,300
	03/03/10	35,823	—	$7.20	12/31/14	—	$—	2,826	$282,600
	03/07/11	—	—	$—	—	—	$—	—	$—

Kent R. Stephenson(6)	04/02/07	7,739	—	$48.35	04/02/17	—	$—	—	$—
	03/06/08	5,967	—	$37.40	03/06/18	—	$—	—	$—
	03/04/09	16,970	8,485	$5.65	03/04/19	22,302	$61,777	2,101	$210,100
	03/03/10	4,283	8,564	$7.20	03/03/20	7,583	$21,005	1,639	$163,900
	03/07/11	—	—	$—	—	101,078	$279,987	—	$—

J. Kevin Blodgett(6)	04/02/07	24,440	—	$48.35	02/04/12	—	$—	—	$—
	03/06/08	16,391	—	$37.40	02/04/14	—	$—	—	$—
	03/04/09	—	—	$—	—	—	$—	3,578	$357,800
	03/03/10	37,059	—	$7.20	02/04/14	—	$—	1,461	$146,100

(1)        For Messrs. Williamson, Lednicky, Stephenson and Blodgett, stock options had a three-year ratable vesting schedule, with 1/3 of each award vesting each year. Each of such awards vested on the effective dates of each such individual’s respective termination.  For grants awarded in 2003 to 2005, the options expire three months after the date of termination.  Grants awarded in 2006 or 2007 will have a one year expiration and grants awarded in 2008 to 2010 have a three year expiration from the date of termination. For Messrs. Flexon, Freeland and Howell the stock options and SARs have a four-year ratable vesting schedule, with ¼ of each award vesting each year.

(2)

For Mr. Stephenson, restricted stock awards granted in 2010 and phantom stock unit awards granted in 2009 vested on March 30, 2012, the date of his termination. The phantom stock units granted to Mr. Stephenson in 2011 had a three-year ratable vesting schedule, with 1/3 of each award vesting each year. Mr. Stephenson’s remaining 2011 phantom stock units vested on March 30, 2012, the date of his termination.

(3)	The market value of the restricted stock and phantom stock unit awards, unless otherwise noted, is based on the closing market price of our common stock on December 30, 2011 of $2.77.
(4)

The performance units require performance goals to be attained over the three-year period following the granting of the opportunity for any actual award to be earned. If the performance criteria are met, the performance unit awards generally are paid at the end of a three-year performance period, except in special circumstances, including a change in control. Based on the terms set forth in the agreement, in the case of involuntary termination, awards will continue to vest and any such payment resulting from the achievement of the performance goals will be pro-rated based on the duration of service through the term of the grant. Per the terms of Mr. Williamson’s Separation of Service Agreement, in exchange for a settlement payment, all performance units for Mr. Williamson were cancelled on the date of his termination.

(5)

The market value of the performance units is based on achieving the “target” level for such awards. In cases of involuntary termination, awards will continue to vest and any such payment resulting from the achievement of the performance goals will be pro-rated based on the duration of service through the term of the grant.

(6)

Messrs. Williamson, Biegler, Harrison, Cook, Lednicky and Blodgett and Ms. Nichols left or resigned from their officer positions in 2011 and Mr. Stephenson left his position in 2012. Messrs. Williamson, Blodgett, Lednicky and Stephenson received treatment described in Notes 1, 2 and 4 in the case of involuntary termination. Mr. Cook and Ms. Nichols forfeited all prior awards upon their termination from employment.

Option / SAR Exercises and Stock Vested in 2011

The following table sets forth certain information regarding the exercise of options and the vesting of stock awards by each Named Executive Officer during 2011:

	Option / SAR Awards(1)		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bruce A. Williamson	363,636	$101,818	451,085	$2,504,591
David W. Biegler	—	$—	—	$—
E. Hunter Harrison	—	$—	2,827	$18,715
Robert C. Flexon	—	$—	—	$—
Holli C. Nichols	60,606	$23,595	5,347	$29,943
Charles C. Cook	—	$—	5,715	$32,004
Clint C. Freeland	—	$—	—	$—
Kevin T. Howell	—	$—	—	$—
Lynn A. Lednicky	—	$—	215,609	$608,489
Kent R. Stephenson	—	$—	1,448	$8,109
J. Kevin Blodgett	67,613	$18,256	85,088	$519,037

(1)          In connection with their involuntary terminations, Messrs. Williamson, Blodgett and Lednicky received accelerated vesting treatment for awards granted in 2008, 2009, and 2010.  Mr. Williamson received accelerated vesting treatment for a) 121,212 stock options from his 2009 award grant at a strike price of $5.65 and 125,490 stock options from his 2010 grant at a strike price of $7.20 with three years to exercise, b) 318,584 shares of phantom stock from his 2009 award, which were settled in a cash payment of $1,768,141 less applicable taxes, based on the closing stock price of $5.55 and c) 111,111 shares of restricted stock from his 2010 award.  In connection with his Severance and Release Agreement, all outstanding 54,000 performance units were cancelled.  Mr. Blodgett received accelerated vesting for a) 5,463 stock options from his 2008 award at a strike price of $37.40, 37,059 stock options from his 2009 award at a strike price of $5.65, and 37,059 stock options at a strike price of $7.20, with three years to exercise, b) 59,236 shares of phantom stock from his 2009 award, which were settled in a cash payment of $361,340 less applicable taxes, based on the closing stock price of $6.10, and c) 3,977 shares of restricted stock from his 2008 award and 21,875 shares of restricted stock from his 2010 award.  Mr. Blodgett’s performance unit awards granted in 2009 and 2010 will continue to vest, but in the event the performance goals set forth in the grant agreement are met, he will receive only a pro-rata payment based on his service during the term of the grant.  Mr. Lednicky received accelerating vesting for a)22,537 stock options from his 2009 award grant at a strike price of $5.65 and 23,882 stock options from his 2010 award at a strike price of $7.20 with three years to exercise, b) 59,236 shares of phantom stock from his 2009 grant, which were settled in a cash payment of $164,084 less applicable taxes, and 131,250 shares of phantom stock from his 2011 award, which were settled in a cash payment of $363,564 less applicable taxes, and c) 21,146 shares of restricted stock were released from his 2010 award.  Mr. Lednicky’s performance unit awards granted in 2009 and 2010 will continue to vest, but in the event the performance goals set forth in the grant agreement are met, he will receive only a pro-rata payment based on his service during the term of the grant.

(2)          Mr. Williamson exercised 363,636 options on April 25, 2011 at an exercise price of $5.93 with a strike price of $5.65.  On March 6, 2011, per the terms of the 2008 grant Messrs. Williamson, Cook, Lednicky and Stephenson, and Ms. Nichols vested in restricted stock shares of 21,390, 5,715, 3,977, 1,448 and 5,347 respectively.  Ms. Nichols exercised 520 stock options on March 23, 2011 at an exercise price of $5.96 and a strike price of $5.65 and 60,086 stock options on March 24, 2011 at an exercise price of $6.04 with a strike price of $5.65.  Mr. Blodgett exercised 67,613 stock options on March 21, 2011 at an exercise price of $5.92 with a strike price of $5.65.  Under the terms of Mr. Harrison’s phantom stock unit grant agreement, the 2,827 phantom stock units granted to him in 2011 become payable in cash after his separation of service in his capacity as an employee of Dynegy resulting in a payment of $18,714, which reflects the closing stock price as of July 8, 2011, the last trading day prior to Mr. Harrison’s separation of service.

Pension Benefits

The following table sets forth certain information with respect to the Retirement Plan and Restoration Pension Plan, except as otherwise noted, as they provide for payment at, following, or in connection with retirement for the Named Executive Officers as of December 31, 2011:

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Bruce A. Williamson	Retirement Plan	8.37	$—	159,675
	Restoration Pension Plan		$—	157,516
David W. Biegler	Retirement Plan	—	$—	—
	Restoration Pension Plan		$—	—
E. Hunter Harrison	Retirement Plan	—	$—	—
	Restoration Pension Plan		$—	—
Robert C. Flexon	Retirement Plan	0.42	$13,998	—
	Restoration Pension Plan		$9,076	—
Holli C. Nichols	Retirement Plan	10.20	$150,617	—
	Restoration Pension Plan		$—	52,507
Charles C. Cook(2)	Retirement Plan	10.46	$151,859	—
	Restoration Pension Plan		$—	29,514
Clint C. Freeland	Retirement Plan	0.42	$11,838	—
	Restoration Pension Plan		$0	—
Kevin T. Howell	Retirement Plan	0.42	$14,048	—
	Restoration Pension Plan		$309	—
Lynn A. Lednicky	Retirement Plan	11.00	$169,452	—
	Restoration Pension Plan		$46,258	—
Kent R. Stephenson	Retirement Plan	5.46	$83,352	—
	Restoration Pension Plan		$15,931	—
J. Kevin Blodgett	Retirement Plan	10.09	$—	149,726
	Restoration Pension Plan		$—	37,913

(1)          Dynegy’s allocations to the Retirement Plan for the PRB component of that plan vest at a rate of 33%, 67% and 100% after completion of each year of service over three years. Our allocations to the Restoration Pension Plan vested at the same rate as under the PRB component of the Retirement Plan. Effective January 1, 2012, participation in the Restoration Pension Plan was frozen, and benefit accruals were suspended.

(2)          Amount included for Mr. Cook under “Payments During Last Fiscal Year” of $29,514 were paid in January 2012 due to restrictions under Section 409(a) of the Code.

Our Named Executive Officers are eligible for qualified pension benefits under the Retirement Plan. The pension benefit is based on the PRB portion of the Retirement Plan, which provides a defined benefit that grows each year at a variable rate (30-year Treasury rate). This benefit, which was introduced in 2001, provides an annual contribution of 6% of each eligible employee’s, including each Named Executive Officer’s, salary, capped at $245,000 for 2011. Our Named Executive Officers were also eligible to participate in the Restoration Pension Plan, which is an unfunded, nonqualified plan designed to provide an allocation or benefit to certain employees that are highly compensated and whose company pension contributions are limited under certain Internal Revenue Service, or IRS, requirements for qualified plans. Under the Restoration Pension Plan the allocations or benefits were intended to supplement or make-up for what affected employees would have received under the Retirement Plan but for the IRS limitations.  The Human Resources Committee approved the freezing of participation in the Restoration Pension Plan, effective for periods on and after January 1, 2012 and benefit accruals have also been suspended.

The present values of accumulated benefits payable to each of the Named Executive Officers under the Retirement Plan and Restoration Pension Plan were determined using assumptions consistent with those used in Note 25 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Nonqualified Deferred Compensation

The Deferred Compensation Plan, a legacy nonqualified executive compensation deferral program, was suspended in 2003 and terminated on June 15, 2011. Only one of our Named Executive Officers, Mr. Lednicky, had a remaining balance in the Deferred Compensation Plan. No contributions under the Deferred Compensation Plan were made by Mr. Lednicky or by us during fiscal year 2011.

The following table sets forth information with respect to the Deferred Compensation Plan in 2011:

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY(1)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE
Bruce A. Williamson	$—	$—	$—	$—	$—
David W. Biegler	$—	$—	$—	$—	$—
E. Hunter Harrison	$—	$—	$—	$—	$—
Robert C. Flexon	$—	$—	$—	$—	$—
Holli C. Nichols	$—	$—	$—	$—	$—
Charles C. Cook	$—	$—	$—	$—	$—
Clint C. Freeland	$—	$—	$—	$—	$—
Kevin T. Howell	$—	$—	$—	$—	$—
Lynn A. Lednicky	$—	$—	$3,914	$180,071	$—
Kent. R. Stephenson	$—	$—	$—	$—	$—
J. Kevin Blodgett	$—	$—	$—	$—	$—

(1)          The amount shown for Mr. Lednicky under “Aggregate Earnings in Last FY” and is also included in the amount shown for him under “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

We have entered into certain employment agreements and maintain certain plans, as described below, which require us to provide specified payments and benefits to some or all of our Named Executive Officers as a result of severance eligible events, a change in control, retirement, death, and disability.

Employment Agreements.

Robert C. Flexon.  The term of Mr. Flexon’s employment commenced on July 11, 2011 and will end on December 31, 2014, with automatic one-year renewals commencing on December 31, 2014, unless either party gives notice of nonrenewal at least 90 days prior to any such renewal date.  He receives a base salary of $875,000 annually, subject to review by the Board from time to time for increases, and received a sign-on bonus consisting of a lump sum cash payment of $750,000 and shares of our common stock with an aggregate fair market value of $250,000. He participates in our short-term incentive plan, or STI Plan, provided that the maximum award (as defined under the STI Plan) that Mr. Flexon may earn during each performance period shall be 200% of his base salary (if 125% of the performance goals are attained), the target award is 100% of his base salary (if 100% of the performance goals are attained), and the minimum award is 25% of base salary (if 80% of the performance goals are attained).  As an inducement to join Dynegy, he received initial long-term incentives in the form of stock option grants (or the equivalent in the form of stock appreciation rights) including: 500,000 shares with an exercise price equal to $6.25 per share; 625,000 shares at an exercise price of $6.50 per share; 750,000 shares at an exercise price of $8.00 per share; and 1,000,000 shares at an exercise price of $10.00 per share. The options (or stock appreciation rights) vest in equal installments on each of the first four anniversaries of the commencement date; provided, however, that if Mr. Flexon’s employment is terminated for any reason other than by us for cause or by Mr. Flexon without good reason (as defined in the Executive Severance Pay Plan) the options and SARs shall immediately vest in full and thereafter be exercisable in accordance with the terms of the option and SARs award agreements.

Furthermore, Mr. Flexon is eligible to receive additional annual award grants pursuant to our long-term incentive programs and he participates in our other employee benefit plans and programs including the Dynegy Excise Tax Reimbursement Policy.  Mr. Flexon is entitled to participate in the Executive Severance Pay Plan and the Change in Control Plan; provided that, to the extent he is eligible to receive severance payable under the Executive Severance Pay Plan, the amount payable to Mr. Flexon is increased by an amount equal to two times the current target award as in effect immediately prior to the date of the termination.  Mr. Flexon waived his participation in any Enhanced Severance Period benefits in the Executive Severance Pay Plan (as described below).  Further, as provided under the agreement, in 2011 we paid certain specified moving and relocation expenses in connection with relocating his principal residence to Houston, Texas.  If Mr. Flexon is terminated for any reason as described in his employment agreement, we are obligated to pay or provide to Mr. Flexon (or his estate, if applicable) in a lump sum within 30 days following such termination, or at such other time prescribed by any applicable plan: (1) any base salary payable to him pursuant to this agreement, accrued up to and including the date on which Mr. Flexon’s employment terminates; (2) any employee benefits to which he is entitled upon termination of his employment in accordance with the terms and conditions of the applicable plans; (3) reimbursement for any unreimbursed business expenses incurred prior to his date of termination; and (4) payment for accrued but unused vacation time as of the date of his termination, in accordance with our policies.

Clint C. Freeland.  The term of Mr. Freeland’s employment commenced on July 5, 2011 and will end on December 31, 2014, with automatic one-year renewals commencing on December 31, 2014, unless either party gives notice of nonrenewal at least 90 days prior to any such renewal date.  He receives a base salary of $450,000 annually, subject to review from time to time for increases, and received a sign-on bonus consisting of a lump sum cash payment of $150,000 and shares of our common stock with an aggregate fair market value of $50,000. He participates in our STI Plan; provided that the maximum award (as defined under the STI Plan) that Mr. Freeland may earn during each performance period shall be 150% of his base salary (if 125% of the performance goals are attained), the target award is 75% of his base salary (if 100% of the performance goals are attained), and the minimum award is 25% of base salary (if 80% of the performance goals are attained).  As an inducement to join Dynegy, he received initial long-term incentives in the form of stock option grants (or the equivalent in the form of stock appreciation rights) including: 50,000 shares with an exercise price equal to $6.25 per share; 62,500 shares at an exercise price of $6.50 per share; 75,000 shares at an exercise price of $8.00 per share; and 100,000 shares at an exercise price of $10.00 per share. The options vest in equal installments on each of the first four anniversaries of the commencement date; provided, however, that if Mr. Freeland’s employment is terminated for any reason other than by us for cause or by Mr. Freeland without good reason (as defined in the Executive Severance Pay Plan) the options shall immediately vest in full and thereafter be exercisable in accordance with the terms of the option award agreement.

Furthermore, Mr. Freeland is eligible to receive additional annual award grants pursuant to our long-term incentive programs and he participates in our other employee benefit plans and programs including the Dynegy Excise Tax Reimbursement Policy.  Mr. Freeland is entitled to participate in the Executive Severance Pay Plan and the Change in Control Plan; provided that, to the extent he is eligible to receive severance payable under the Executive Severance Pay Plan, the amount payable to Mr. Freeland is increased by an amount equal to two times the current target award as in effect immediately prior to the date of the termination.  Also, for purposes of the Executive Severance Pay Plan, Mr. Freeland will be entitled to 24 months of base pay as severance pay.  Mr. Freeland waived his participation in any Enhanced Severance Period benefits in the Executive Severance Pay Plan (as described below).  Further, as provided under his employment agreement, in 2011 we paid certain specified moving and relocation expenses in connection with relocating his principal residence to Houston, Texas.  If Mr. Freeland is terminated for any reason as described in his employment agreement, we are obligated to pay or provide to Mr. Freeland (or his estate, if applicable) in a lump sum within 30 days following such termination, or at such other time prescribed by any applicable plan: (1) any base salary payable to him pursuant to this agreement, accrued up to and including the date on which Mr. Freeland’s employment terminates; (2) any employee benefits to which he is entitled upon termination of his employment in accordance with the terms and conditions of the applicable plans; (3) reimbursement for any unreimbursed business expenses incurred prior to his date of termination; and (4) payment for accrued but unused vacation time as of the date of his termination, in accordance with our policies.

Kevin T. Howell. The term of Mr. Howell’s employment commenced on July 5, 2011 and will end on December 31, 2014, with automatic one-year renewals commencing on December 31, 2014, unless either party gives notice of nonrenewal at least 90 days prior to any such renewal date.  He receives a base salary of $525,000 annually, subject to review from time to time for increases, and received a sign-on bonus consisting of a lump sum cash payment of $225,000 and shares of our common stock with an aggregate fair market value of $75,000. He participates in our STI Plan; provided that the maximum award (as defined under the STI Plan) that Mr. Howell may earn during each performance period shall be 150% of his base salary (if 125% of the performance goals are attained), the target award is 75% of his base salary (if 100% of the performance goals are attained), and the minimum award is 25% of base salary (if 80% of the performance goals are attained).  As an inducement to join Dynegy, he received initial long-term incentives in the form of stock option grants (or the equivalent in the form of stock appreciation rights) including: 60,000 shares with an exercise price equal to $6.25 per share; 75,000 shares at an exercise price of $6.50 per share; 90,000 shares at an exercise price of $8.00 per share; and 120,000 shares at an exercise price of $10.00 per share. The options vest in equal installments on each of the first four anniversaries of the commencement date; provided, however, that if Mr. Howell’s employment is terminated for any reason other than by us for cause or by Mr. Howell without good reason (as defined in the Executive Severance Pay Plan) the options shall immediately vest in full and thereafter be exercisable in accordance with the terms of the option award agreement.

Furthermore, Mr. Howell is eligible to receive additional annual award grants pursuant to our long-term incentive programs and he participates in our other employee benefit plans and programs including the Dynegy Excise Tax Reimbursement Policy.  Mr. Howell is entitled to participate in the Executive Severance Pay Plan and the Change in Control Plan; provided that, to the extent he is eligible to receive severance payable under the Executive Severance Pay Plan, the amount payable to Mr. Howell is increased by an amount equal to two times the current target award as in effect immediately prior to the date of the termination.  Mr. Howell waived his participation in any Enhanced Severance Period benefits in the Executive Severance Pay Plan (as described below).  If Mr. Howell is terminated for any reason as described in his employment agreement, we are obligated to pay or provide to Mr. Howell (or his estate, if applicable) in a lump sum within 30 days following such termination, or at such other time prescribed by any applicable plan: (1) any base salary payable to him pursuant to this agreement, accrued up to and including the date on which Mr. Howell’s employment terminates; (2) any employee benefits to which he is entitled upon termination of his employment in accordance with the terms and conditions of the applicable plans; (3) reimbursement for any unreimbursed business expenses incurred prior to his date of termination; and (4) payment for accrued but unused vacation time as of the date of his termination, in accordance with our policies.

Voluntary Resignation and Termination for Cause. Except as otherwise described under “Severance-Eligible Terminations” and “Change in Control,” our Named Executive Officers are not entitled to payments or benefits in connection with a voluntary resignation or termination for cause, other than payments for amounts due before such termination. Under our company policy applicable to all employees, a Named Executive Officer terminated under such circumstances would be entitled to vacation pay accrued up to the month of termination. A Named Executive Officer would be able to exercise any options vested before the date of termination upon termination for cause and for a 90-day period after the date of termination upon a voluntary resignation, or through the end of the option term, if less. Vested options that were not exercised before the date of termination, in the case of termination for cause, or before the end of the 90-day period, or end of the option term if less, in the case of voluntary resignation, unvested options, restricted stock and performance units would all be forfeited as a result of termination in accordance with the applicable award agreement.

Severance-Eligible Terminations. Any outstanding stock options, restricted stock awards, phantom stock units and other equity-based awards previously granted to our executives will vest based upon the applicable long-term incentive award agreement.

In addition, pursuant to our Executive Severance Pay Plan, our executives are entitled to payment of severance benefits if their employment is terminated due to a reduction in work force, a position elimination or an office closing, or an involuntary termination without cause or upon a “good reason” termination. A good reason termination is defined as a voluntary resignation following a material reduction in base salary. Severance benefits under the Executive Severance Pay Plan, which are payable in a lump sum, include:

•                  severance pay equal to one month of base pay for each full, completed year of service with us and a pro-rated amount for each partial year of service, subject to the following requirements:

•                  for the Chief Executive Officer, 24 months of base pay;

•                  for any Executive Vice President, 12 months of base pay;

•                  for any Senior Vice President, minimum nine months and a maximum of 12 months of base pay; and

•                  for any Vice President or Managing Director, minimum six months and a maximum of 12 months of base pay, unless his or her employment termination date occurs during the period beginning on March 7, 2011 and ending on August 31, 2012, or the Enhanced Severance Period, in which case, minimum nine months and maximum of 12 months of base pay, or the Enhanced Severance Benefit;

•                  continued participation in our group health care plan that provides medical and dental coverage for a period of time equal to the number of months of base pay such executive receives under the Executive Severance Pay Plan (or, for an executive whose employment terminates during the Enhanced Severance Period, for a period of time equal to the number of months of base pay such executive would have received without application of the Enhanced Severance Benefit), provided the executive continues to pay premiums at active employee rates, with such coverage ending immediately upon the executive obtaining new employment and eligibility for similar coverage; and

•                  outplacement assistance benefits, as determined by the plan administrator, for a period of time equal to the minimum number of months of base pay such executive is entitled to receive under the Executive Severance Pay Plan (or, for an executive whose employment terminates during the Enhanced Severance Period, for a period of time equal to the minimum number of months of base pay such executive would have received without application of the Enhanced Severance Benefit) (but in any event not beyond the end of the second calendar year following the calendar year in which the executive terminated employment), with such benefits paid directly to the outplacement assistance provider and not to the executive in a lump sum; and

•                  for any eligible employee covered by the Executive Severance Pay Plan whose employment termination date occurs during the Enhanced Severance Period, if such eligible covered employee completes at least three months of service in each of (i) the performance period under any applicable STI Plans or arrangements of Dynegy or its affiliates, during which such covered employee’s termination of employment occurs, or the Current Performance Period, and (ii) the performance period under any applicable STI Plans immediately prior to the Current Performance Period, or the Prior Performance Period, provides for an additional lump sum cash payment equal to the sum of:

•                  the aggregate annual target opportunity under all applicable STI Plans that could have been earned by such covered employee for the Current Performance Period, determined as if all applicable goals and targets had been satisfied in full, but pro-rated based on when such covered employee’s date of termination of employment falls within such performance period; and

•                  (a) if such covered employee’s termination of employment occurs before a determination has been made regarding STI payment amounts for the Prior Performance Period, the aggregate annual target opportunity under all applicable STI Plans that could have been earned by such covered employee for the Prior Performance Period, determined as if all applicable goals and targets had been satisfied in full or (b) if such covered employee’s termination of employment occurs on or after a determination has been made regarding STI payment amounts for the Prior Performance Period, the aggregate annual target opportunity under all applicable STI Plans earned by such terminated covered employee but not yet paid (if any) for the Prior Performance Period;

however, if such covered employee completes at least three months of service in the Current Performance Period but not in the Prior Performance Period, or if such covered employee completes at least three months of service in the Prior Performance Period but not in the Current Performance Period, such covered employee will only be eligible for the additional STI-based lump sum cash payment described above that is applicable to the performance period in which the three months of service was completed. As noted above, Messrs. Flexon, Freeland and Howell waived in their respective employment agreements any participation in any benefits prescribed for the Enhanced Severance Period.

The foregoing benefits may be subject to the following material conditions or obligations:

•                  execution and performance of a confidentiality and nondisparagement agreement; and

•                  execution and performance of a release and waiver of liability agreement with respect to his or her employment and termination.

Change in Control. Any outstanding stock options, restricted stock awards, phantom stock units and other equity-based awards previously granted to our executives will vest based upon the applicable long-term incentive award agreement.

In addition, each of our executives is entitled to severance benefits if, no earlier than 60 days before and in connection with or within two years after a “change in control,” such executive is subject to an “involuntary termination,” as defined in the Change in Control Plan. In general, such an executive experiences an “involuntary termination” if such executive:

•                  is terminated without cause; or

•                  terminates for “good reason,” generally meaning he or she suffers a material reduction in authority or duties, a material reduction in total compensation or relocation to a location 50 miles or more from the previous principal employment location.

Severance benefits under the Change in Control Plan include:

•                  a lump sum cash payment equal to:

•                  for the Chief Executive Officer, 2.99 times such executive’s “compensation,” which is defined in the Change in Control Plan as the sum of any covered executive’s (1) annual base salary based on the greatest rate in effect (a) immediately prior to the “change in control,” (b) sixty days prior to the date of such executive’s involuntary termination or (c) as of the date of such executive’s involuntary termination and (2) target cash bonus under our STI Plans, for (a) the fiscal year in which the “change in control” occurs, (b) any fiscal year beginning after the fiscal year in which the “change in control” occurs and before the fiscal year in which such executive’s involuntary termination occurs or (c) the fiscal year in which such executive’s involuntary termination occurs, whichever is greatest;

•                  for any Executive Vice President, 2.50 times such executive’s compensation;

•                  for any Senior Vice President, 2.00 times such executive’s compensation;

•                  for any Vice President, 1.50 times such executive’s compensation; or

•                  for any Managing Director, 1.00 times such executive’s compensation;

•                  a lump sum cash payment equal to the aggregate target annual incentive compensation under any applicable STI Plan for the fiscal year during which such involuntary termination of employment occurs (determined as if all applicable goals and targets had been satisfied in full), pro-rated to the date of such executive’s termination, plus the aggregate target annual incentive compensation under any applicable STI Plan earned but not yet paid (if any) for the fiscal year prior to the fiscal year during which the involuntary termination occurs;

•                  all medical, dental, vision and life insurance benefits maintained for such executive as of the termination date, contingent upon continued payment of premiums by such executive at a cost that is no greater than the lesser of the cost of such coverage paid by such executive immediately prior to the date of the (a) executive’s involuntary termination or (b) the “change in control” for a period equal to (1) 36 months from termination for the Chief Executive Officer, (2) 30 months from termination for any Executive Vice President, (3) 24 months from termination for any Senior Vice President, (4) 18 months from termination for any Vice President, and (5) 12 months from termination for any Managing Director; and

•                  outplacement assistance benefits at least equivalent to those that would have been provided to the Named Executive Officer before the “change in control” (but in any event not beyond the end of the second calendar year following the calendar year in which the executive terminated employment), with such benefits paid directly to the outplacement assistance provider and not to the executive in a lump sum.

The foregoing benefits may be subject to the following material conditions or obligations:

•                  execution and performance of a confidentiality and nondisparagement agreement;

•                  execution and performance of a non-solicitation agreement for a period of 24 months; and

•                  execution and performance of a release and waiver of liability agreement with respect to his or her employment and termination.

Excise Tax Reimbursement Policy. Effective January 1, 2008, our Excise Tax Reimbursement Policy provides that any employees at the level of Managing Director or above who incur excise taxes under Section 4999 of the Code, as a result of a payment or distribution, shall receive an additional payment in an amount equal to the excise tax, interest on the excise tax amount and any penalties related to the excise tax payment imposed upon the employee.

Retirement. As of December 31, 2011, none of our Named Executive Officers have reached eligibility age for payments upon retirement.

Disability or Death. All of our employees may elect to participate in our disability policy, and any participating employee would be entitled to long-term disability benefits under such disability policy if he or she paid any required premiums. All of our Named Executive Officers have elected to participate in our disability policy. Under such policy, all employees at the level of Vice President or above are entitled to 12 months of the monthly base salary that is in effect on the date that the employee is determined to be disabled. Additionally, employees at the level of Vice President or above are also provided with additional basic life insurance coverage as supplemental life insurance equal to 12 months of monthly base salary.

Further, in the event of death, the medical, dental and vision benefits that we maintained for the deceased employee at the level of Vice President or above and his or her family would be maintained for 12 months after the date of death, provided that such employee’s covered dependents continue to pay the required premiums. Such employee’s Dynegy 401(k) Plan distributions and Retirement Plan benefits would generally be paid to his or her beneficiary. Health benefits in the event of disability vary depending on the type of disability.

In addition, each Named Executive Officer’s equity-based awards would vest upon death or disability in accordance with the applicable long-term award agreement.

Potential Payments and Benefits. The following tables describe the estimated potential payments we would have been required to make to our Named Executive Officers under the severance and change in control plans, as applicable, upon termination of their employment under various circumstances. The following assumptions and general principles apply with respect to these tables:

•                  As discussed above under “Corporate Governance — Changes to Board of Directors and Executive Team During 2011 and 2012,” Messrs. Williamson, Cook, Lednicky, Stephenson and Blodgett and Ms. Nichols left or resigned from their officer positions in 2011 or first quarter of 2012. In connection with their departures, each received certain payments and other benefits that may differ from the amounts discussed in the tables below;

•                  As Messrs. Biegler and Harrison both served as interim President and Chief Executive Officer, they did not participate in any employee benefit plans or programs and are not included in the tables below;

•                  The amounts shown assume the applicable termination event took place on December 31, 2011, the last business day of the year—accordingly, values associated with long-term incentive awards made in March 2012 are not included;

•                  The price per share used to calculate the value of the equity-based payments is the closing price of our common stock on December 31, 2011 of $2.77;

•                  The amounts under the “Severance — Eligible Termination” for Mr. Stephenson reflect amounts that could be earned during the Enhanced Severance Period. Per the terms of their Employment Agreements, Messrs. Flexon, Freeland, and Howell have waived rights to any Enhanced Severance Period benefits in the Executive Severance Pay Plan;

•                  The amounts shown as “Base salary” under the “Change in Control” column are the lump sum cash payments described as annual compensation under “—Change in Control”;

•                  The amounts shown for “Medical, dental and vision benefits” under the “Severance-eligible terminations” column assume that the applicable Named Executive Officer continued to participate in our group health care for the maximum period of time permitted for such Named Executive Officer under the Executive Severance Pay Plan; and

•                  The amounts shown for “Accidental death & dismemberment insurance proceeds” under the “Disability” column represent the maximum payment available under the applicable accidental death and disability policy. The actual value could be lower depending on the type of disability. Under the “Death” column is the maximum payment if death occurred from an accident covered under the applicable accidental death and disability policy.

Severance- Eligible Termination
Bruce A. Williamson(1)
Base salary(2)	$2,000,000
Short-term incentive bonus(2)	850,000
Vested/accelerated stock options(3)	33,940
Accelerated restricted stock/phantom stock(4)	2,504,591
Accelerated performance units (2)	1,500,000
Incremental non-qualified pension	157,516
Medical, dental and vision benefits (2)	31,000
Life insurance proceeds	—
Accidental death & dismemberment insurance proceeds	—
Separation Agreement(2)	1,500,000
Out-placement services	—
280G tax gross-up	—
Total	$7,077,047

(1)          As discussed above under “Corporate Governance — Changes to Board of Directors and Executive Team During 2011 and 2012,” Mr. Williamson left effective March 11, 2011.

(2)          Under the terms of Mr. Williamson’s Separation of Service Agreement, he received: a) a settlement in lieu of his performance units outstanding in the amount of $1,500,000, b) a payment of $1,500,000 for non-compete period, c) a severance payment in the amount of $2,000,000, d) payment for his accrued and unused vacation of $166,666 (not shown in the table above), e) reimbursement for medical benefit premium payments equaling the difference between the required premium and the cost for such covered at the active employee rate for 18 months totaling $31,000.  Mr. Williamson also received a Short-Term Incentive payment for the 2010 performance year of $850,000.

(3)          Based on the terms set forth in the Mr. Williamson’s option grant agreements, the grants receive accelerated vesting in the case of involuntary termination and specific expiration terms are applied from the effective date of such termination.  Upon his termination, 121,212 shares with a strike price of $5.65 received accelerated vesting treatment and were subsequently exercised at a price of $5.93 resulting in a gross gain of $33,940.  For grants awarded in 2003 to 2005, the options expire three months after the date of termination.  Grants awarded in 2006 or 2007 will have a one year expiration and grants awarded in 2008 to 2010 have a three year expiration from the date of termination.  See Notes 1 and 2 under “Options/SAR Exercises and Stock Vested in 2011” table for details on shares vested and exercised in 2011.  As of December 31, 2011, the strike price for all of Mr. Williamson’s unexercised options was higher than the value of the stock.

(4)          Under the terms of Mr. Williamson’s Restricted Stock and Phantom Stock Unit Grant Agreements, the forfeiture restrictions lapsed as to 100% of his unvested restricted shares upon his departure.  See Note 1 under “Options/SAR Exercises and Stock Vested in 2011” table for details on shares vested in 2011.

Voluntary Resignation
Holli C. Nichols(1)
Base salary	$—
Short-term incentive bonus	—
Vested/accelerated stock options(2)	—
Accelerated restricted stock/phantom stock(3)	—
Accelerated performance units(3)	—
Incremental non-qualified pension	52,507
Medical, dental and vision benefits	—
Life insurance proceeds	—
Accidental death & dismemberment insurance proceeds	—
Consulting Agreement(4)	250,000
Out-placement services	—
280G tax gross-up	—
Total	$302,507

(1)          As discussed above under “Corporate Governance — Changes to Board of Directors and Executive Team During 2011 and 2012,” Ms. Nichols resigned effective March 11, 2011.

(2)          Ms. Nichols would have been able to exercise any options vested within 90 days of termination. See Note 2 under “Options/SAR Exercises and Stock Vested in 2011” table for details on options exercised post termination.

(3)          As result of Ms. Nichols’ resignation, all unvested restricted stock, phantom stock units and performance units were immediately forfeited without consideration.

(4)          Per the terms of Ms. Nichols’ Consulting Agreement, she received a $250,000 payment related to her consulting arrangement during the period of March 12 to May 12, 2011.  Ms. Nichols also received a payment for her accrued but unused vacation in the amount of $32,308 (not shown in the table above).

Voluntary Resignation
Charles C. Cook(1)
Base salary	$—
Short-term incentive bonus	—
Vested/accelerated stock options(2)	—
Accelerated restricted stock/phantom stock(3)	—
Accelerated performance units(3)	—
Incremental non-qualified pension	29,514
Medical, dental and vision benefits	—
Life insurance proceeds	—
Accidental death & dismemberment insurance proceeds	—
Out-placement services	—
280G tax gross-up	—
Total	$29,514

(1)          As discussed above under “Corporate Governance — Changes to Board of Directors and Executive Team During 2011 and 2012,” Mr. Cook’s resignation was accepted effective June 15, 2011.

(2)          Mr. Cook would have been able to exercise any options vested within 90 days of termination.  As of his resignation date the strike price for all of Mr. Cook’s options were higher than the value of the stock.

(3)          As result of Mr. Cook’s resignation, all unvested restricted stock, phantom stock units and performance units were immediately forfeited without consideration.

Severance- Eligible Termination
J. Kevin Blodgett(1)
Base salary(2)	$450,000
Short-term incentive bonus (2)	382,500
Vested/accelerated stock options(3)	12,170
Accelerated restricted stock/phantom stock(4)	519,037
Accelerated performance units(5)	539,000
Incremental non-qualified pension	37,913
Medical, dental and vision benefits (2)	12,939
Life insurance proceeds	—
Accidental death & dismemberment insurance proceeds	—
Out-placement services	—
280G tax gross-up	—
Total	$1,953,559

(1)          As discussed above under “Corporate Governance — Changes to Board of Directors and Executive Team During 2011 and 2012,” Mr. Blodgett left effective February 4, 2011.

(2)          Mr. Blodgett received a severance payment in the amount of $450,000 under the Dynegy Inc. Executive Severance Pay Plan.  He also received payment for his accrued but unused vacation in the amount of $14,712 (not shown in the table above) and was eligible to receive a Short-Term Incentive payment for the 2010 performance year.

(3)          As of December 31, 2011, the strike price for all of Mr. Blodgett’s unexercised options was higher than the value of the stock. Based on the terms set forth in the Mr. Blodgett’s option grant agreements, the grants receive accelerated vesting in the case of involuntary termination and specific expiration terms are applied from the effective date of such termination.  Upon his termination, 22,538 shares with a strike price of $5.65 received accelerated vesting treatment and were subsequently exercised at a price of $5.92 resulting in a gross gain of $12,170. For grants awarded in 2003 to 2005, the options expired three months after the date of termination.  Grants awarded in 2006 or 2007 had a one year expiration and grants awarded in 2008 to 2010 have a three year expiration from the date of termination.  See Note 1 under “Options/SAR Exercises and Stock Vested in 2011” table for details on options exercised post termination.

(4)          Under the terms of Mr. Blodgett’s Restricted Stock and Phantom Stock Unit Grant Agreements, the forfeiture restrictions lapsed as to 100% of his unvested restricted shares upon his severance.

(5)          In the event of an involuntary termination performance unit awards require performance goals to be attained over the three-year period following the granting of the opportunity for any actual award to be earned. The performance units would be paid out in accordance with their original schedule and upon satisfaction of the applicable performance criteria; provided, however, in the event of an involuntary termination, the payment, if any, would be prorated by multiplying the payment by a fraction, the numerator of which would be the number of calendar days that elapsed between the date of termination and the effective date of the award and the denominator of which would be 1,080.  Should performance goals be met, Mr. Blodgett would be eligible for 3,578 performance units from the 2009 grant and 1,461 performance units from the 2010 grant. For purposes of this table, the potential payout amounts for performance units in connection with such terminations are calculated at the “target” opportunity level, although the actual payout, if any, at the end of the applicable three-year performance period could be at the “threshold” or “maximum” opportunity levels depending on the achievement of the performance goals.

Severance- Eligible Termination
Lynn A. Lednicky(1)
Base salary(2)	$435,000
Short-term incentive bonus(2)	435,000
Vested/accelerated stock options(3)	—
Accelerated restricted stock/phantom stock(4)	586,221
Accelerated performance units (5)	815,900
Incremental non-qualified pension	46,258
Medical, dental and vision benefits (2)	13,099
Life insurance proceeds	—
Accidental death & dismemberment insurance proceeds	—
Transition Services Agreement(2)	300,000
Out-placement services	25,000
280G tax gross-up	—
Total	$2,656,477

(1)          As discussed above under “Corporate Governance —Changes to Board of Directors and Executive Team During 2011 and 2012,” Mr. Lednicky left effective December 30, 2011.

(2)          Per the terms of Mr. Lednicky’s Transition Services Agreement, he received three performance incentive payments in the amount of $100,000 each for the accomplishment of specific goals set forth in his agreement.  In addition, he received a severance payment in the amount of $435,000 and payment for his accrued but unused vacation in the amount of $22,169 (not included in the table above).  Mr. Lednicky was also eligible to receive a Short-Term Incentive payment for the 2011 performance year.

(3)          As of December 31, 2011, the strike price for all of Mr. Lednicky’s unexercised options was higher than the value of the stock. Based on the terms set forth in Mr. Lednicky’s option grant agreements, the grants received accelerated vesting in the case of involuntary termination and specific expiration terms applied from the effective date of such termination.  For grants awarded in 2003 to 2005, the option expired three months after the date of termination.  Grants awarded in 2006 or 2007 had a one year expiration and grants awarded in 2008 to 2010 have a three year expiration from the date of termination.  See Notes 1 and 2 under “Options/SAR Exercises and Stock Vested in 2011” table for details on shares vested and exercised in 2011.

(4)          Under the terms of Mr. Lednicky’s Restricted Stock and Phantom Stock Unit Grant Agreements, the forfeiture restrictions lapsed as to 100% of his unvested restricted shares upon his severance.

(5)          In the event of an involuntary termination performance unit awards require performance goals to be attained over the three-year period following the granting of the opportunity for any actual award to be earned. The performance units would be paid out in accordance with their original schedule and upon satisfaction of the applicable performance criteria; provided, however, in the event of an involuntary termination, the payment, if any, would be prorated by multiplying the payment by a fraction, the numerator of which would be the number of calendar days that elapsed between the date of termination and the effective date of the award and the denominator of which would be 1,080. Should performance goals be met, Mr. Lednicky would be eligible for 5,333 performance units from the 2009 grant and 2,826 performance units from the 2010 grant. For purposes of this table, the potential payout amounts for performance units in connection with such terminations are calculated at the “target” opportunity level, although the actual payout, if any, at the end of the applicable three-year performance period could be at the “threshold” or “maximum” opportunity levels depending on the achievement of the performance goals.

	Voluntary Resignation / For Cause Termination(1)	Severance-Eligible Termination (2)	Change in Control(2)	Disability	Death
Robert C. Flexon
Base salary	$—	$1,750,000	$5,232,500	$875,000	$—
Short-term incentive bonus	—	1,750,000	875,000	—	—
Vested/accelerated stock options/SARs(3)	—	—	—	—	—
Incremental non-qualified pension(4)	—	—	9,531	—	—
Medical, dental and vision benefits	—	27,612	41,417	—	27,612
Life insurance proceeds	—	—	—	—	1,750,000
Accidental death & dismemberment insurance proceeds	—	—	—	1,750,000	1,750,000
Out-placement services	—	25,000	25,000	—	—
280G tax gross-up	—	—	1,941,966	—	—
Total	$—	$3,552,612	$8,125,414	$2,625,000	$3,527,612

Clint C. Freeland
Base salary	$—	$900,000	$1,968,750	$450,000	$—
Short-term incentive bonus	—	675,000	337,500	—	—
Vested/accelerated stock options(3)	—	—	—	—	—
Incremental non-qualified pension(4)	—	—	0	—	—
Medical, dental and vision benefits	—	19,328	24,160	—	19,328
Life insurance proceeds	—	—	—	—	900,000
Accidental death & dismemberment insurance proceeds	—	—	—	900,000	900,000
Out-placement services	—	25,000	25,000	—	—
280G tax gross-up	—	—	759,085	—	—
Total	$—	$1,619,328	$3,114,495	$1,350,000	$1,819,328

Kevin T. Howell
Base salary	$—	$1,050,000	$2,747,063	$525,000
Short-term incentive bonus	—	787,500	393,750	—	—
Vested/accelerated stock options(3)	—	—	—	—	—
Incremental non-qualified pension(4)	—	—	323	—	—
Medical, dental and vision benefits	—	32,348	38,817	—	32,348
Life insurance proceeds	—	—	—	—	1,050,000
Accidental death & dismemberment insurance proceeds	—	—	—	1,050,000	1,050,000
Out-placement services	—	25,000	25,000	—	—
280G tax gross-up	—	—	1,109,552	—	—
Total	$—	$1,894,848	$4,314,505	$1,575,000	$2,132,348

(1)          Messrs. Flexon, Freeland and Howell would be able to exercise any options vested before the day of termination.

(2)          Messrs. Flexon, Freeland, and Howell are eligible to participate in the Dynegy Inc. Executive Severance Plan and the Dynegy Inc. Change in Control Executive Plan.  Under the Dynegy Inc. Executive Severance Plan and/or per the terms of the respective Employment Agreements, in the event an Involuntary Termination occurs each is eligible to receive two times his base salary and two times his target annual bonus under the applicable Short Term Incentive Compensation Plan.  The Executive Severance Plan also provides for medical, dental, and vision benefits at the active employee rates for 24 months.  Under the Dynegy Inc. Change in Control Executive Plan, in the event of an Involuntary Termination, Messrs. Flexon and Howell are eligible to receive a severance payment equal to 299% of their annual base salary plus annual target bonus under the Short Term Incentive Compensation Plan and 36 months of medical, dental, and vision benefits coverage at the active employee rates.  Mr. Freeland is eligible to receive a severance payment equal to 250% of his annual base salary plus annual target bonus under the Short Term Incentive Compensation Plan and 30 months of medical, dental, and vision benefits coverage at the active employee rates.  In the event of a change in control and subsequent Involuntary Termination, Messrs. Flexon, Freeland, and Howell will also have accelerated vesting treatment on the Incremental non-qualified pension and receive an excise tax gross-up benefit for excise taxes incurred under Internal Revenue Code section 280(G).  Outplacement services are made available under both plans for all eligible employees.

(3)          As of December 31, 2011, the strike price for all options or SARs was higher than the value of the stock.

(4)        As of December 31, 2011, Messrs. Flexon, Freeland and Howell were not vested in either the Retirement Plan or Restoration Pension Plan; however, upon a change in control they would become fully vested.

	Voluntary Resignation / For Cause Termination(1)	Severance- Eligible Termination (2)		Change in Control		Disability		Death
Kent R. Stephenson
Base salary	$—	$335,000		$1,675,000		$335,000		$—
Short-term incentive bonus	—	330,068		335,000		—		—
Vested/accelerated stock options(3)	—	—		—		—		—
Accelerated restricted stock/phantom stock(4)	—	300,991		300,991		300,991		300,991
Accelerated performance units	—	297,702	(5)	374,000	(6)	374,000	(5)	374,000	(5)
Incremental non-qualified pension	15,931	15,931		15,931		—		15,931
Medical, dental and vision benefits	—	12,939		32,348		—		12,939
Life insurance proceeds	—	—		—		—		670,000
Accidental death & dismemberment insurance proceeds	—	—		—		670,000		670,000
Out-placement services	—	25,000		25,000		—		—
280G tax gross-up	—	—		982,238		—		—
Total	$15,931	$1,317,631		$3,740,508		$1,679,991		$2,027,930

(1)          Mr. Stephenson would be able to exercise any options vested before the day of termination.

(2)          As discussed above under “Corporate Governance — Changes to Board of Directors and Executive Team During 2011 and 2012,” Mr. Stephenson left effective March 30, 2012. In connection with his departure, he received certain payments and other benefits that differed from the amounts disclosed in this column, due to the difference in valuation dates.

(3)          As of December 31, 2011, the strike price for all options was higher than the value of the stock.

(4)          For Mr. Stephenson’s 2010 restricted stock awards, the terms of the grant agreement also included 100% lapse of the forfeiture restrictions in the event of a severance eligible termination. Under the terms of Mr. Stephenson’s 2009 and 2011 Phantom Stock Unit Grant Agreements, the forfeiture restrictions would lapse as to 100% of their unvested phantom stock units in the event of a severance eligible termination, change in control, death or disability. In the event of a voluntary resignation without good reason or for cause termination, all unvested restricted stock and phantom stock units would immediately be forfeited without consideration.

(5)          In the event of an involuntary termination, or a termination in connection with retirement, death or disability, performance unit awards require performance goals to be attained over the three-year period following the granting of the opportunity for any actual award to be earned. The performance units would be paid out in accordance with their original schedule and upon satisfaction of the applicable performance criteria; provided, however, in the event of an involuntary termination, the payment, if any, would be prorated by multiplying the payment by a fraction, the numerator of which would be the number of calendar days that elapsed between the date of termination and the effective date of the award and the denominator of which would be 1,080. For purposes of the tables, the potential payout amounts for performance units in connection with such terminations are calculated at the “target” opportunity level, although the actual payout, if any, at the end of the applicable three-year performance period could be at the “threshold” or “maximum” opportunity levels depending on the achievement of the performance goals.

(6)          In the event of an involuntary termination in connection with a change in control, performance unit award payout would be determined by using either the agreed price per share received by our stockholders as a result of the change in control transaction, or if there is no agreed price per share then the average closing share price for the twenty (20) consecutive trading days immediately preceding the effective date of the change in control. The 2009 and 2010 performance unit awards would pay out at target upon consummation of the change in control.

DIRECTOR COMPENSATION

Director Compensation for 2011

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our Board in 2011. Directors who were also employees of Dynegy were not compensated for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation (4)	Total
David W. Biegler(5)(6)	$84,600	$17,500	$—	$—	$—	$19,600	$121,700
Victor E. Grijalva(5)	$75,625	$17,500	$—	$—	$—	$—	$93,125
Patricia A. Hammick(5)	$101,433	$17,500	$—	$—	$—	$22,153	$141,086
Howard B. Sheppard(5)	$82,625	$17,500	$—	$—	$—	$—	$100,125
William L. Trubeck(5)	$40,875	$17,500	$—	$—	$—	$33,625	$92,000
E. Hunter Harrison(5)(7)	$111,360	$35,000	$—	$—	$—	$—	$146,360
Thomas W. Elward(8)	$120,875	$70,000	$—	$—	$—	$—	$190,875
Michael J. Embler	$94,750	$52,500	$—	$—	$—	$—	$147,250
Robert C. Flexon(9)	$20,500	$17,500	$—	$—	$—	$—	$38,000
Vincent J. Intrieri	$105,875	$70,000	$—	$—	$—	$—	$175,875
Samuel Merksamer	$101,000	$70,000	$—	$—	$—	$—	$171,000
Felix Pardo	$88,625	$52,500	$—	$—	$—	$—	$141,125

(1)          Directors receive annual phantom stock grants pursuant to the Directors Deferred Compensation Plan. Upon termination of service as a director, the shares become payable, based on the director’s one-time election, in cash or common stock. The values shown under “Stock Awards” reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. As of December 31, 2011, each current director had the following aggregate number of shares of phantom stock outstanding: Messrs. Elward, Intrieri and Merksamer—16,448; Messrs. Embler and Pardo—13,378 and Mr. Flexon—2,823.

(2)          No annual stock option awards or non-equity incentive plan compensation payments were made as compensation for director services in 2011 or are contemplated under our current compensation structure.

(3)          The “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column represents dividends/capital gains/losses or unrealized gains/losses on deferrals of fees and stock awards under the Directors Deferred Compensation Plan, which includes investments in common stock and various investment funds. As of December 31, 2011, each of the directors, had cumulative losses on all prior deferrals of fees in the following amounts: Messrs. Elward, Intrieri and Merksamer $(24,439); Messrs. Embler and Pardo -$(15,444); and Mr. Flexon-$(9,681).

(4)          The amounts shown as “All Other Compensation” for Messrs. Biegler, and Trubeck and Ms. Hammick represent a voluntary cash deferral of fees earned at each director’s election into common stock or various investment funds under the Directors Deferred Compensation Plan that were payable upon termination in cash.

(5)          Messrs. Biegler, Grijalva, Harrison, Sheppard and Trubeck and Ms. Hammick are no longer Directors of Dynegy.

(6)          Mr. Biegler served as interim President and Chief Executive Officer from March 11, 2011 to April 9, 2011. During such period Mr. Biegler did not receive compensation for his service as a director. Please see “Executive Compensation—Summary Compensation Table for 2009, 2010 and 2011” for information regarding his compensation for service as the former interim President and Chief Executive Officer.

(7)          Mr. Harrison served as interim President and Chief Executive Officer from April 9, 2011 to July 11, 2011. During such period Mr. Harrison did not receive compensation for his service as a director. Please see “Executive Compensation—Summary Compensation Table for 2009, 2010 and 2011” for information regarding his compensation for service as the former interim President and Chief Executive Officer. During the period from July 11, 2011 to December 16, 2011, Mr. Harrison served as a non-executive Chairman of the Board.

(8)          Effective December 16, 2011, Mr. Elward is serving as non-executive Chairman of the Board.

(9)          Effective July 11, 2011, Mr. Flexon was appointed President and Chief Executive Office. Please see “Executive Compensation—Summary Compensation Table for 2009, 2010 and 2011” for information regarding his compensation for his service as President and Chief Executive Officer.

Periodically, our Nominating Committee reviews the competiveness of the compensation of our non-employee directors. The results of such review were presented to the Board with regard to the compensation of our non-employee directors for 2011. The Board determined that, based on an assessment of competiveness and the then-current economic environment, no compensation changes were appropriate at that time.

Under the Directors Deferred Compensation Plan, non-employee directors receive annual phantom stock grants with an aggregate value of $70,000, awarded quarterly (assumes the director is a director on the last day of the quarter) in arrears based on the closing price of our common stock on the last trading day of the quarter. Since the amounts of phantom stock granted are unfunded, directors do not actually receive shares of our common stock. We established a trust to provide an informal funding vehicle for the obligations under the plan to our directors. The assets of the trust, commonly referred to as a rabbi trust, are subject to the claims of our creditors in the event of insolvency, so the plan is considered unfunded for tax purposes. We contribute cash in amounts equal to the compensation that is deferred by us for the directors, which is then invested generally by the administrator of the trust in a fund of our common stock.  However, effective as of November 7, 2011 in connection with certain of our subsidiaries’ voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, to comply with Section 409A(b)(3) of the Internal Revenue Code of 1986, as amended, or the Code, amounts are not being contributed to the trust or otherwise set aside to fund the plan.   Upon termination of service as a director, the shares of phantom stock become payable, based on an election previously made by the director, in a lump sum payment or in monthly, quarterly or annual installment payments following such termination. The shares of phantom stock are payable in cash or in shares of common stock, based upon a one-time election of the director.

In addition to the phantom stock grants, the non-employee directors receive the following compensation, which is payable in cash and may be deferred under the Directors Deferred Compensation Plan, in whole or in part, and invested in one or more investment options, including a hypothetical Dynegy common stock fund, at a particular director’s election:

•                  An annual retainer of $50,000 per year;

•                  A fee of $2,000 for each Board meeting attended;

•                  A fee of $1,000 for each Audit, Nominating and Human Resources committee meeting attended;

•                  A fee of $1,500 for each Finance and Restructuring committee meeting attended;

•                  An additional annual retainer of $30,000 for the Lead Director or Chairman of the Board;

•                  Fees for each committee chairperson per year: Audit Committee—$20,000; Human Resources Committee—$10,000; and Nominating Committee—$10,000;

•                  An annual retainer of $5,000 and $2,500 per year for members of the Audit Committee and the Human Resources Committee, respectively;

•                  Reimbursement for reasonable out-of-pocket expenses incurred in connection with travel to and from, and attendance at, meetings of the Board or its committees and related activities, including director education courses and materials;

•                  Effective February 25, 2011 to June 15, 2011, in her role as former interim Chairman of the Board, Ms. Hammick received a daily fee of $4,150 per day, plus expenses, for each day that she primarily devoted to providing service to Dynegy; and

•                  Effective February 25, 2011 to June 15, 2011, a payment of $4,150 per day, plus expenses, was paid to each director who, at the specific request of the former interim Chairman of the Board, provided assistance to Dynegy that was in addition to the level of service to Dynegy that would ordinarily be performed in the capacity as a member of the Board or any committee thereof, and such payments were in lieu of any meeting fees that would otherwise be payable as a result of meetings of the Board or its committees that are held on such days of service.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 31, 2011 as it relates to our equity compensation plans for our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,616,979	$11.49	492,500
Equity compensation plans not approved by security holders (2)	547,814	$21.08	—
Total	5,164,793	$12.51	492,500

(1)   The plans that are approved by our security holders are as follows: 2000 Long Term Incentive Plan; 2002 Long Term Incentive Plan; and 2010 Long Term Incentive Plan.  Please read Note 22—Capital Stock—Stock Award Plans of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for a brief description of our equity compensation plans, including these plans.

(2)   The plan that is not approved by our security holders is as follows: 2001 Non-Executive Stock Incentive Plan.  Please read Note 22—Capital Stock—Stock Award Plans of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for a brief description of our equity compensation plans, including this plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Dynegy’s common stock beneficially owned as of April 16, 2012, except as otherwise noted, by: (i) each of our current directors; (ii) each of our current executive officers; (iii) all of our current directors and executive officers as a group; and (iv) each person or entity we know to beneficially own more than 5% of the outstanding shares of Dynegy’s common stock:

	Number of Shares Beneficially Owned(1)	Percent of Total Outstanding Common Stock(1)(2)
Directors**
Thomas W. Elward(3)	52,698	*
Michael J. Embler(3)	94,628	*
Vincent J. Intrieri(3)	47,698	*
Samuel Merksamer(3)	47,698	*
Felix Pardo(3)	44,628	*

Executive Officers**
Robert C. Flexon(4)	544,840	*
Clint C. Freeland(5)	80,181	*
Kevin T. Howell(6)	98,855	*
Carolyn J. Burke	8,000	*
Catherine B. Callaway	9,113	*

All Directors and Officers as a group (10 persons)	1,028,339	*

Other
Litespeed Management, L.L.C.(7)
237 Park Avenue,
Suite 900
New York, NY 10017	11,802,293	9.6%

Icahn Capital LP(8)
767 Fifth Avenue,
47th Floor,
New York, NY 10153	18,042,212	14.7%

Franklin Resources, Inc.(9)
One Franklin Parkway
San Mateo, CA 94403-1906	12,155,000	9.9%

Habrok Capital Management LLP(10)
103 Mount Street
6th Floor
London W1K 2TJ, United Kingdom	8,872,000	7.2%

Altai Capital Management, L.P.(11)
152 West 57th Street
10th Floor
New York, NY 10019	6,313,432	5.1%

Marathon Asset Management, L.P.(12)
One Bryant Park
38th Floor
New York, NY 10036	7,648,616	6.2%

*      Percentage ownership of less than one percent.

**   The address of all of our directors, named executive officers, and other officers is Dynegy’s headquarters at 601 Travis, Suite 1400, Houston, TX 77002.

(1)   The number of shares are those beneficially owned, as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and any shares which the person has the right to acquire within 60 days of April 16, 2012 through the exercise of any option, warrant or right, regardless of whether such arrangement is currently in the money, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Except as otherwise indicated, each person and entity has the sole voting and investment power with respect to the shares set forth in the table.

(2)   Based upon 122,864,853 shares of common stock issued and outstanding at April 16, 2012.

(3)   Amounts shown include the following number of shares of our common stock payable upon termination of service as a director, at the election of the director, with respect to certain phantom stock units awarded under the Directors Deferred Compensation Plan: 47,698 shares payable to Messrs. Elward, Intrieri and Merksamer; and 44,628 shares payable to Messrs. Embler and Pardo.

(4)   Amount shown includes 500,000 shares of common stock issuable upon the exercise of employee stock options held by Mr. Flexon which vest on July 11, 2012.  The amount shown also includes shares of our common stock payable upon termination of service as a director, at the election of the director, with respect to 2,823 phantom stock units awarded under the Directors Deferred Compensation Plan.

(5)   Amount shown includes 71,875 shares of common stock issuable upon the exercise of employee stock options held by Mr. Freeland which vest on July 5, 2012.

(6)   Amount shown includes 86,250 shares of common stock issuable upon the exercise of employee stock options held by Mr. Howell which vest on July 5, 2012.

(7)   Based upon Schedule 13G filed March 3, 2012 by Litespeed Management, L.L.C., a Delaware limited liability company, Litespeed Master Fund, Ltd., a Cayman Islands exempted company, and Jamie Zimmerman (collectively, the “Reporting Persons”).  According to such Schedule 13G the Reporting Persons have shared dispositive and voting power as to 11,802,293 shares.

(8)   Based on Schedule 13D filed with the SEC on November 15, 2010, Schedule 13D/A filed with the SEC on December 23, 2010, and Form 4 filed with the SEC on March 3, 2011 (the “Icahn Form 4”), each on behalf of High River Limited Partnership (“High River”), Hopper Investments LLC (“Hopper”), Barberry Corp. (“Barberry”), Icahn Partners Master Fund LP (“Icahn Master”), Icahn Partners Master Fund II LP (“Icahn Master II”), Icahn Partners Master Fund III LP (“Icahn Master III”), Icahn Offshore LP (“Icahn Offshore”), Icahn Partners LP (“Icahn Partners”), Icahn Onshore LP (“Icahn Onshore”), Icahn Capital LP (“Icahn Capital”), IPH GP LLC (“IPH”), Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”), Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), Beckton Corp. (“Beckton”), and Carl C. Icahn, a citizen of the United States of America (collectively, the “Icahn Reporting Persons”): Barberry is the sole member of Hopper, which is the general partner of High River. Icahn Offshore is the general partner of each of Icahn Master, Icahn Master II and Icahn Master III. Icahn Onshore is the general partner of Icahn Partners. Icahn Capital is the general partner of each of Icahn Offshore and Icahn Onshore. Icahn Enterprises Holdings is the sole member of IPH, which is the general partner of Icahn Capital. Beckton is the sole stockholder of Icahn Enterprises GP, which is the general partner of Icahn Enterprises Holdings. Carl C. Icahn is the sole stockholder of each of Barberry and Beckton. As such, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made by each of the Icahn Reporting Persons. In addition, Mr. Icahn is the indirect holder of approximately 92.4% of the outstanding depositary units representing limited partnership interests in Icahn Enterprises L.P. (“Icahn Enterprises”). Icahn Enterprises GP is the general partner of Icahn Enterprises, which is the sole limited partner of Icahn Enterprises Holdings. The Icahn Reporting Persons beneficially own, in the aggregate, 18,042,212 Shares, representing approximately 14.9% of the Issuer’s outstanding Shares. High River directly beneficially owns 3,608,411 Shares, Icahn Partners directly beneficially owns 5,510,709 Shares, Icahn Master directly beneficially owns 6,238,314 Shares, Icahn Master II directly beneficially owns 1,805,714 Shares, Icahn Master III directly beneficially owns 879,034 Shares, Hopper indirectly beneficially owns 3,608,411 Shares, Barberry indirectly beneficially owns 3,608,411 Shares, Icahn Offshore indirectly beneficially owns 8,923,062 Shares, Icahn Onshore indirectly beneficially owns 5,510,709, Icahn Capital indirectly beneficially owns 14,433,771 Shares, IPH indirectly beneficially owns 14,433,771 Shares, Icahn Enterprises Holdings indirectly beneficially owns 14,433,771 Shares, Icahn Enterprises G.P. indirectly beneficially owns 14,433,771 Shares, Beckton indirectly beneficially owns 14,433,771 Shares, and Carl C. Icahn indirectly beneficially owns 18,042,212 Shares. The Icahn Form 4 included the following language: “3. Each of Barberry and Beckton is 100 percent owned by Carl C. Icahn. As such, Mr. Icahn is in a position indirectly to determine the investment and voting decisions made by each of High River, Icahn Partners, Icahn Master, Icahn Master II and Icahn Master III. Each of Hopper, Barberry and Mr. Icahn may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 under the Act) the Shares which High River owns. Each of Hopper, Barberry and Mr. Icahn disclaims beneficial ownership of such Shares except to the extent of their pecuniary interest therein. 4. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 under the Act) the Shares which Icahn Partners owns. Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such Shares except to the extent of their pecuniary interest therein. 5. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises

GP, Beckton and Mr. Icahn may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 under the Act) the Shares which each of Icahn Master, Icahn Master II and Icahn Master III owns. Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn disclaims beneficial ownership of such Shares except to the extent of their pecuniary interest therein.

(9)   Based upon Schedule 13G/A filed February 10, 2012 by one or more open- or closed-end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of Franklin Resources, Inc.(“FRI”), including Franklin Advisers, Inc.  Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Shareholders”) each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI.  FRI and the Principal Shareholders may be deemed to be, for purposes of Rule 13d-3 under the Act, the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services. According to such Schedule 13G, FRI and the Principal Shareholders have shared dispositive and voting power as to 12,155,000 shares and Franklin Advisers, Inc. has sole voting power as to 11,985,000 shares and sole dispositive power as to 12,155,000 shares.

(10) Based upon Schedule 13G/A filed January 5, 2012 by Habrok Capital Management LLP, a limited liability partnership organized under the laws of the United Kingdom (“Habrok Management”), which serves as the investment manager to certain investment funds and Leif Christian Kvaal (“Mr. Kvaal”), who serves as Senior Partner and Chief Executive Officer of Habrok Management (Habrok Management together with Mr. Kvaal, the “Reporting Persons”). According to such Schedule 13G/A, the Reporting Persons have shared dispositive and voting power as to 8,872,000 shares.

(11) Based upon Schedule 13G filed February 13, 2012 by Altai Capital Management, L.P., a Delaware limited partnership registered as in investment adviser which serves as the investment manager of certain investment funds (“Altai Management”).  Altai Capital Management, LLC, a Delaware limited liability company (“IMGP”), serves as the general partner of Altai Management.  Messrs. Steven V. Tesoriere and Rishi Bajaj each serve as managing principals of Altai Management and managers of IMGP.  According to such Schedule 13G, Altai Management, IMGP and Messrs. Tesoriere and Bajaj have shared dispositive and voting power as to 6,313,432 shares.

(12) Based upon Schedule 13G filed April 20, 2012 by funds and accounts which are managed by Marathon Asset Management, L.P. (“Marathon”). The general partner of Marathon is Marathon Asset Management GP, L.L.C. Bruce Richards and Louis Hanover are the managing members of Marathon Asset Management GP, L.L.C.  According to such Schedule 13G, Marathon, in its capacity as the investment manager of each of the funds and accounts, has the sole power to vote and the sole power to direct the disposition as to 7,648,616 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Transactions with Related Persons

Our Board adopted a written policy relating to the approval of transactions with related parties. In general, for purposes of this policy, a related party transaction is a transaction to which we are a party, or a material amendment to any such transaction, and with respect to which a related party is directly, or to our knowledge, indirectly, a party. Under our policy, a “related party” is an executive officer, director or nominee for director of ours, a person known to us to be the beneficial owner of more than 5% of our voting securities, an immediate family member of an executive officer, director, nominee for director or 5% stockholder, and any entity owned or controlled by any of the foregoing individuals or in which any such individual serves as an executive officer or general partner or, together with any other such individuals, owns 10% or more of the equity interests of such an entity. Our policy requires the Audit Committee or, at the Board’s discretion, a majority of directors disinterested from the transaction, to review and approve related party transactions. In reviewing and approving any related party transactions or material amendments to any such transaction, the Audit Committee must satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the transaction and must determine that the related party transaction is fair to us. Generally, transactions between us and joint ventures are reviewed and approved under our related party policy, with the exception of certain specified transactions involving less than $50 million that are excluded from the policy’s approval procedures. A copy of our related party transactions policy is available on our web site at www.dynegy.com.

Affirmative Determinations Regarding Director Independence and Other Matters

The Board previously determined that each of the following former directors who served in 2011, as well as the following nominees proposed to be elected at the next annual meeting, were or are, as the case may be, “independent” as such term is defined in the NYSE Listed Company Standards:

Former Directors who Served in 2011

David W. Biegler (1)

Thomas D. Clark, Jr.

Victor E. Grijalva

Patricia A. Hammick

E. Hunter Harrison (1)

Howard B. Sheppard

William L. Trubeck

Nominees to be Elected at the next annual meeting (2)

Thomas W. Elward

Michael J. Embler

Vincent J. Intrieri

Samuel Merksamer

Felix Pardo

(1)   From March 11, 2011 to April 9, 2011 and April 9, 2011 to July 11, 2011, Mr. Biegler and Mr. Harrison, respectively, served as interim President and Chief Executive Officer. As interim President and Chief Executive Officer, Mr. Biegler and Mr. Harrison were not independent for NYSE purposes; however, service as an interim Chief Executive Officer or other executive officer does not disqualify a director from being considered independent following that service.

(2)   Mr. Flexon, previously an independent director, is no longer independent following his appointment as our President and Chief Executive Officer.

The Board has also determined that each member of the Audit Committee, the Human Resources Committee and the Nominating Committee meets the independence requirements applicable to those committees prescribed by the NYSE and the SEC. The Board has further determined that more than one of the members of the Audit Committee, including its current Chairman, Mr. Pardo, are “audit committee financial experts” as such term is defined in Item 407(d) of the SEC’s Regulation S-K.

The Nominating Committee reviewed the answers to annual questionnaires completed by the directors and nominees as well as the above-described legal standards for Board and committee member independence and the criteria applied to determine “audit committee financial expert” status. On the basis of this review, the Nominating Committee made its recommendation to the full Board and the Board made its independence and “audit committee financial expert” determinations after consideration of the Nominating Committee’s recommendation and a review of the materials made available to the Nominating Committee.

Item 14.  Principal Accountant Fees and Services

E&Y served as our independent registered public accountants for the years ending December 31, 2011 and 2010. Set forth below is a summary of the fees we paid E&Y for professional services rendered for the years ended December 31, 2011 and 2010.

	2011	2010
	(in thousands)
Audit Fees(1)	$2,271	$1,828
Audit-Related Fees(2)	1,255	250
Tax Fees	—	—
All Other Fees(3)	—	19
Total Fees	$3,526	$2,098

(1)   Audit fees relate to the audit of Dynegy’s and Dynegy Holdings, LLC’s financial statements for the years ended December 31, 2011 and 2010.

(2)   Audit-related fees include fees of $488,000 and $137,000 in 2011 and 2010, respectively, for the audits of separate financial statements of various of our consolidated and unconsolidated subsidiaries and equity investees. Additionally, 2011 fees include $394,000 for services rendered related to Dynegy Inc.’s proposed tender offer for Dynegy Holdings, LLC’s outstanding debt and $373,000 rendered related to audit procedures for financial statements that were not completed or issued.  2010 fees include $46,000 for services rendered related to Dynegy Holdings, LLC’s registration of securities, $40,000 related to Dynegy’s registrations of common stock and $21,000 related to the review of E&Y’s work papers by third parties.

(3)   Other fees of $19,000 paid to E&Y in 2010 relate to services performed to test our information systems security.

All of the fees and services described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were approved under the Audit Committee’s pre-approval policy and pursuant to Section 202 of SOX. None of the services described above were provided to us pursuant to the de minimus exception provided for in applicable SEC rules and regulations.

Audit and Compliance Committee Pre-Approval Policy

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of our independent registered public accountants. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services to be provided by our independent registered public accountants in order to assure that the provision of such services does not impair the auditors’ independence. The policy, as amended, provides for the general pre-approval of specific types of services, gives detailed guidance to management as to the specific audit, audit-related and tax services that are eligible for general pre-approval and provides specific cost limits for each such service on an annual basis. The policy requires specific pre-approval of the annual audit engagement, most statutory or subsidiary audits and all permissible non-audit services for which no general pre-approval exists. For both audit and non-audit pre-approvals, the Audit Committee considers whether such services are consistent with applicable law and SEC rules and regulations concerning auditor independence.

The policy delegates to the chairman of the Audit Committee the authority to grant certain specific pre-approvals within the specified limits approved by the Audit Committee; provided, however, that between regularly scheduled meetings the chairman may grant pre-approval with respect to extensions of or changes to services that have previously been pre-approved by the Audit Committee in amounts up to $50,000. The chairman is required to report the granting of any pre-approvals to the Audit Committee at its next regularly scheduled meeting. The policy prohibits the Audit Committee from delegating to management such committee’s responsibility to pre-approve services performed by the independent registered public accountants. In fact, if making the determination as to whether a particular service is of the type generally pre-approved by the Audit Committee requires our management to exercise any independent judgment or discretion, such service may not be provided by the independent registered public accountants unless such service is authorized by the chairman or specifically pre-approved by such committee. When we engage the independent auditor to perform services based on a general pre-approval, our Chief Financial Officer or, in his or her absence, our Controller is required to, as soon thereafter as reasonably practicable, notify the chairman of such engagement and provide a detailed description of the type and scope of services, proposed staffing, a budget of the proposed fees for such services and a general timetable for the performance of such services.

Requests for pre-approval of services must be detailed as to the particular services proposed to be provided and are to be submitted by our Chief Financial Officer or, in his or her absence, our Controller. Generally, each such request must include a joint statement to the effect that neither the submitting officer nor the independent registered public accountants believe the proposed engagement would impair the auditors’ independence. In addition, each such request generally must include a detailed description of the type and scope of services, proposed staffing, a budget of the proposed fees for such services and a general timetable for the performance of such services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                 The following documents, which we have filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this report:

1.                                      Financial Statements—Our consolidated financial statements were previously filed with the Original Filing.

2.                                      Financial Statement Schedules—Financial Statement Schedules were previously filed with the Original Filing.

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

Exhibit Number	Description

2.7

Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 13, 2011 among Dynegy Inc., IEH Merger Sub LLC, and IEP Merger Sub Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on February 14, 2011, File No. 001-33443).

3.1

Dynegy’s Second Amended and Restated Certificate of Incorporation, amended as of May 21, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings Inc. filed on May 25, 2010).

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

4.3

Purchase Agreement, dated as of May 22. 1997, by and between NGC Corporation, NGC Corporation Capital Trust I and Lehman Brothers Inc., Salomon Brothers Inc. and Smith Barney Inc. as Exhibit C to the Amended and Restated Declaration of Trust among NGC Corporation, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.3 to the Original Filing).

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

Exhibit Number	Description

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

10.23	Second Amendment to Dynegy Inc. Restoration 401(k) Savings Plan, effective January 1, 2012.†† (incorporated by reference to Exhibit 10.23 to the Original Filing).

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

10.27	Third Amendment to Dynegy Inc. Restoration Pension Plan, effective January 1, 2012.†† (incorporated by reference to Exhibit 10.27 to the Original Filing).

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

Exhibit Number	Description

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

Exhibit Number	Description

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

Exhibit Number	Description

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

Exhibit Number	Description

21.1	Subsidiaries of the Registrant (Dynegy Inc.) (incorporated by reference to Exhibit 21.1 to the Original Filing).

23.1	Consent of Ernst & Young LLP (Dynegy Inc.) (incorporated by reference to Exhibit 23.1 to the Original Filing).

23.2

Consent of Ernst & Young LLP—Dynegy Holdings, LLC as of December 31, 2011 and for the period from November 8, 2011 through December 31, 2011 (incorporated by reference to Exhibit 23.2 to the Original Filing).

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1

Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original Filing).

†32.2

Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Original Filing).

**99.1	Companies in General Industry Survey Data.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.  Previously filed with the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEGY INC.

Date: April 26, 2012	By:	/s/ ROBERT C. FLEXON
Robert C. Flexon
President and Chief Executive Officer