Form 10-Q
period 2012-03-31
DYNEGY INC.
filed 2012-05-10
CIK 1379895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-33443

DYNEGY INC.

(Exact name of registrant as specified in its charter)

State of Incorporation	I.R.S. Employer Identification No.
Delaware	20-5653152

601 Travis, Suite 1400
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 507-6400

(Registrant’s telephone number, including area code)

1000 Louisiana, Suite 5800

Houston, Texas 77002

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of our classes of common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 122,893,088 shares outstanding as of May 4, 2012.

DYNEGY INC.

DEFINITIONS

As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

ASU	Accounting Standards Update
CAISO	The California Independent System Operator
CARB	California Air Resources Board
CCR	Coal Combustion Residuals
CFO	Chief Financial Officer
CO2	Carbon Dioxide
CO2e	Carbon Dioxide equivalents
CRCG	Commodity Risk Control Group
DH	Dynegy Holdings, LLC (formerly known as Dynegy Holdings Inc.)
DMSLP	Dynegy Midstream Services L.P.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
EMT	Executive Mangement Team
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles of the United States of America
GHG	Greenhouse Gas
ICC	Illinois Commerce Commission
IMA	In-market asset availability
IFRS	International Financial Reporting Standards
ISO	Independent System Operator
ISO-NE	Independent System Operator New England
LC	Letter of credit
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NOx	Nitrogen oxide
NRG	NRG Energy, Inc.
NSPS	New Source Performance Standard
NYISO	New York Independent System Operator
OTC	Over-the-counter
PJM	PJM Interconnection, LLC
PSD	Prevention of significant deterioration
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
VaR	Value at Risk
VOC	Volatile Organic Compounds
VLGC	Very Large Gas Carrier
WCI	Western Climate Initiative

PART I. FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

DYNEGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$410	$396
Restricted cash	72	69
Accounts receivable, net of allowance for doubtful accounts of $19 and $19, respectively	5	6
Accounts receivable, affiliates	30	47
Inventory	70	57
Assets from risk-management activities	119	65
Assets from risk-management activities, affiliates	8	4
Deferred income taxes	—	5
Broker margin account	9	10
Prepayments and other current assets	19	13
Total Current Assets	742	672
Property, Plant and Equipment	4,763	4,878
Accumulated depreciation	(1,449)	(1,544)
Property, Plant and Equipment, Net	3,314	3,334
Other Assets
Unconsolidated investment (Note 7)	—	—
Restricted cash	42	103
Assets from risk-management activities	—	1
Assets from risk-management activities, affiliates	1	3
Other long-term assets	13	14
Total Assets	$4,112	$4,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11	$15
Accounts payable, affiliates	24	26
Accrued interest, affiliates	32	8
Accrued liabilities and other current liabilities	40	40
Liabilities from risk-management activities	86	64
Liabilities from risk-management activities, affiliates	3	2
Current portion of long-term debt	4	4
Total Current Liabilities	200	159
Long-term debt	582	584
Long-term debt to affiliates	1,250	1,250
Long-Term Debt	1,832	1,834
Other Liabilities
Accounts payable, affiliates	864	870
Liabilities from risk-management activities	4	2
Deferred income taxes	—	5
Other long-term liabilities	153	145
Total Liabilities	3,053	3,015
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common Stock, $0.01 par value, 420,000,000 shares authorized at March 31, 2012 and December 31, 2011; 123,630,089 shares and 123,585,877 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	6,079	6,077
Subscriptions receivable	(2)	(2)
Accumulated other comprehensive loss, net of tax	(50)	(53)
Accumulated deficit	(4,899)	(4,841)
Treasury stock, at cost, 737,001 shares and 731,407 shares at March 31, 2012 and December 31, 2011, respectively	(70)	(70)
Total Stockholders’ Equity	1,059	1,112
Total Liabilities and Stockholders’ Equity	$4,112	$4,127

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share data)

	Three months ended March 31,
	2012	2011
Revenues	$177	$505
Cost of sales	(86)	(278)

Gross margin, exclusive of depreciation shown separately below	91	227
Operating and maintenance expense, exclusive of depreciation shown separately below	(39)	(110)
Depreciation and amortization expense	(50)	(126)
General and administrative expenses	(23)	(40)

Operating loss	(21)	(49)
Losses from unconsolidated investment (Note 7)	—	—
Interest expense	(37)	(89)
Other income and expense, net	—	1
Loss before income taxes	(58)	(137)
Income tax benefit (Note 11)	—	60
Net loss	$(58)	$(77)

Loss Per Share (Note 13):

Basic loss per share	$(0.47)	$(0.64)
Diluted loss per share	$(0.47)	$(0.64)

Basic shares outstanding	123	121
Diluted shares outstanding	123	121

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited) (in millions)

	Three Months Ended March 31,
	2012	2011

Net loss	$(58)	$(77)
Other comprehensive income:
Amortization of unrecognized prior service cost and actuarial loss (net of tax expense of zero and $1)	3	1
Total other comprehensive income, net of tax	3	1
Total Comprehensive loss	$(55)	$(76)

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58)	$(77)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	51	130
Risk-management activities	(28)	(3)
Risk-management activities, affiliates	(1)	—
Deferred income taxes	—	(59)
Other	1	9
Changes in working capital:
Accounts receivable	1	51
Inventory	(13)	(9)
Broker margin account	1	5
Prepayments and other assets	—	8
Accounts payable and accrued liabilities	(4)	32
Affiliate transactions	29	—
Changes in non-current assets	—	(7)
Changes in non-current liabilities	1	3

Net cash provided by (used in) operating activities	(20)	83

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23)	(66)
Maturities of short-term investments	—	70
Purchases of short-term investments	—	(75)
Changes in restricted cash and investments	58	20
Other investing	—	4

Net cash provided by (used in) investing activities	35	(47)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	(1)	—
Net proceeds from issuance of capital stock	—	1

Net cash provided by (used in) financing activities	(1)	1

Net increase in cash and cash equivalents	14	37
Cash and cash equivalents, beginning of period	396	291

Cash and cash equivalents, end of period	$410	$328

Other non-cash investing activity:
Non-cash capital expenditures	$—	$(8)

See the notes to condensed consolidated financial statements.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Note 1— Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC.  Unless the context indicates otherwise, throughout this report, the terms “Dynegy,” “the Company,” “we,” “us,” “our,” and “ours” are used to refer to Dynegy Inc. and its direct and indirect subsidiaries.  Discussions or areas of this report that apply only to Dynegy or DH are clearly noted in such sections or areas. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited condensed consolidated financial statements contained in this report include all material adjustments of a normal and recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011, filed on March 8, 2012, which we refer to as our “Form 10-K.”

Organization

We are a holding company and conduct substantially all of our business operations through our subsidiaries.  Our current business operations are focused on the power generation sector of the energy industry.  We report the results of our power generation business as three segments in our consolidated financial statements: (i) the Coal segment (“Coal”); (ii) the Gas segment (“Gas”) and (iii) the Dynegy Northeast segment (“DNE”).   Prior to the third quarter 2011, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Our consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to each reportable segment.  Accordingly, we have recast the corresponding items of segment information for all prior periods.

With the commencement of the Chapter 11 Cases (as defined below), Dynegy Holdings, LLC (“DH”) and its direct and indirect subsidiaries, including the subsidiaries in our Gas and DNE segments, were deconsolidated effective November 7, 2011.  Financial statements presented after November 7, 2011 reflect our investment in, and the results of operations of, DH and its wholly-owned subsidiaries under the equity method of accounting.  For further discussion, please read Note 3—Chapter 11 Cases and Note 7—Variable Interest Entities.

Chapter 11 Filing by Certain Subsidiaries.  On November 7, 2011, DH and four of its wholly-owned subsidiaries, Dynegy Northeast Generation, Inc., Hudson Power, L.L.C., Dynegy Danskammer, L.L.C. and Dynegy Roseton, L.L.C. (collectively, the “Debtor Entities”) filed voluntary petitions (the “Chapter 11 Cases”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York, Poughkeepsie Division (the “Bankruptcy Court”).  The Chapter 11 Cases were assigned to the Honorable Cecelia G. Morris and are being jointly administered for procedural purposes only under the caption In re: Dynegy Holdings, LLC, et. al, Case No. 11-38111.  Dynegy and its subsidiaries, other than the five Debtor Entities, did not file voluntary petitions for relief and are not debtors under Chapter 11 of the Bankruptcy Code and, consequently, continue to operate their business in the ordinary course.  For further discussion, please read Note 3—Chapter 11 Cases.

The accompanying financial statements have been prepared on a going concern basis of accounting.  However, as discussed in Note 3—Chapter 11 Cases, upon the effective date of the Settlement Agreement, we will assign, transfer and deliver 100% of our outstanding equity interest in, Dynegy Coal Holdco, LLC (“Coal Holdco”) to DH or Dynegy Gas Investments, LLC (“DGIN”) one of DH’s subsidiaries.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Coal Holdco is the indirect owner of our assests in the Coal segment, therefore, subsequent to the transfer, we will have no operating assets outside of our equity investment in DH.  As a result of the expected transfer of Coal Holdco and the lack of operating assets until DH’s expected emergence from bankruptcy, we believe there is substantial doubt about our ability to continue as a going concern.  Please read Note 3—Chapter 11 Cases for further discussion.

Note 2—Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make informed estimates and judgments that affect our reported financial position and results of operations based on currently available information.  Actual results could differ materially from our estimates. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year or any other interim period due to seasonal fluctuations in demand for our energy products and services, changes in commodity prices, timing of maintenance and other expenditures and other factors.

Accounting Principles Adopted During the Current Period

Fair Value Measurement Disclosures.  In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04—Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  This authoritative guidance changes the wording used to describe the requirements in GAAP for measuring fair value and requires additional disclosure about fair value measurements.  ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The implementation of this guidance has been reflected in our fair value disclosures.

Presentation of Comprehensive Income.  In June 2011, the FASB issued ASU 2011-05—Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (“ASU No. 2011-05”).  The FASB’s objective in issuing this guidance is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We have elected to present comprehensive income as two separate consecutive statements.

Note 3—Chapter 11 Cases

On November 7, 2011, the Debtor Entities commenced the Chapter 11 Cases. Neither Dynegy nor any of its direct or indirect subsidiaries, other than the five Debtor Entities, sought relief under Chapter 11 of the Bankruptcy Code, and none of those entities are debtors under Chapter 11 of the Bankruptcy Code. The Debtor Entities have remained in possession of their property and continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

The normal day-to-day operations of the coal-fired power generation facilities held by Dynegy Midwest Generation, LLC (“DMG”) and the gas-fired power generation facilities held by Dynegy Power, LLC (“DPC”) have continued without interruption. The commencement of the Chapter 11 Cases did not constitute an event of default under either DMG’s senior secured term loan facility (the “DMG Credit Agreement) or DPC’s senior secured term loan facility (the “DPC Credit Agreement”).

In connection with the commencement of the Chapter 11 Cases, DH and Dynegy had entered into a restructuring support agreement on November 7, 2011 with certain holders of DH’s unsecured senior notes and debentures regarding a potential consensual restructuring of over $4.0 billion of obligations owed by DH.  The restructuring support agreement was amended on December 26, 2011 but has been terminated and superseded by the Settlement Agreement and Plan Support Agreement described in more detail below.

On November 7, 2011, the Debtor Entities filed a motion with the Bankruptcy Court for authorization to reject the leases of the Roseton and Danskammer power generation facilities (the “Facilities”) and seeking to impose a cap on the lease rejection damages under Section 502(b)(6) of the Bankruptcy Code. On December 13, 2011, Dynegy and the Debtor Entities entered into a binding term sheet with Resources Capital Management Corporation (“RCM”), Resources Capital Asset Recovery, L.L.C., Series DD and Series DR, Roseton OL LLC, Danskammer OL LLC, Roseton OP LLC and Danskammer OP LLC (collectively with RCM, the “PSEG Entities”), as the owners and lessors of the Roseton and a portion of Danskammer facilities, to settle and resolve issues among them in lieu of further litigation, regarding, among other things, the Roseton and Danskammer leases and all of the parties’ rights and claims arising under the related lease documents, including certain tax indemnity agreements (the “PSEG Settlement”).

On December 20, 2011, the Bankruptcy Court entered a stipulated order (as amended by a stipulated order entered by the Bankruptcy Court on December 28, 2011) approving the rejection of the Roseton and Danskammer leases subject to, among other things, continued litigation over and determination in the Adversary Proceeding (defined below) of, (i) the effective date of the lease rejection, which was to be no later than December 2, 2011, and (ii) the amount of the Lease Indenture Trustee’s (as defined below) damages claim arising from the rejection. The Debtor Entities continue to operate the leased facilities until such facilities can be transferred or sold in compliance with applicable federal and state regulatory requirements. Please read the section entitled “Settlement Agreement and Plan Support Agreement” below for further discussion.

Adversary Proceeding.    On November 11, 2011, U.S. Bank National Association (“U.S. Bank”), in its capacity as successor lease indenture trustee (the “Lease Trustee”) under the Indenture of Trust, Mortgage, Assignment of Leases and Rents and Security Agreement related to Roseton Units 1 and 2, dated as of May 8, 2001, and the Indenture of Trust, Mortgage, Assignment of Leases and Rents and Security Agreement related to Danskammer Units 3 and 4, dated as of May 8, 2001 (collectively, the “Lease Indentures”), commenced an adversary proceeding against Dynegy Danskammer, L.L.C. (“Dynegy Danskammer”), Dynegy Roseton, L.L.C (“Dynegy Roseton”) and DH (the “Adversary Proceeding”). The Lease Indentures govern the terms of the notes issued by Roseton OL LLC and Danskammer OL LLC, as owner lessors of the Facilities, to the pass through trust established under the Roseton-Danskammer 2001-Series B Pass Through Trust Agreement, dated as of May 1, 2001 (the “Pass Through Trust Agreement”). The Adversary Proceeding seeks, among other things, a declaration that: (i) the leases of the Facilities to Dynegy Roseton and Dynegy Danskammer are not leases of real property; (ii) the leases are financings, not leases; (iii) notwithstanding the lease rejection claims, claims arising from DH’s guaranty of certain of the Facilities’ lease obligations are not subject to a cap pursuant to section 502(b)(6) of the Bankruptcy Code; and (iv)

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

a determination of the allowed amount of the Lease Trustee’s claims against Dynegy Danskammer, Dynegy Roseton, and DH.

Dynegy Danskammer, Dynegy Roseton and DH have contested the claims made in the Adversary Proceeding, including the attempt to recharacterize the Facilities leases as financings and not as leases of real property and the applicability of Section 502(b)(6) of the Bankruptcy Code. The parties to the Adversary Proceeding have filed motions seeking judgment on the pleadings. The parties to the Adversary Proceeding agreed to an informal stay of the proceedings, pending further settlement negotiations among the parties as discussed below under “Settlement Agreement and Plan Support Agreement.”

On November 11, 2011, the Lease Trustee also filed a motion with the Bankruptcy Court seeking the appointment of an examiner. On December 29, 2011, the Bankruptcy Court entered an order directing the appointment of the examiner (the “Examiner”), which order provided, among other things, that the Examiner investigate (i) the Debtor Entities’ conduct in connection with the prepetition 2011 restructuring and reorganization of the Debtor Entities and their non-debtor affiliates (the “Prepetition Restructurings”), (ii) any possible fraudulent conveyances and (iii) whether DH is capable of confirming a Chapter 11 plan of reorganization. On March 9, 2012, the Examiner filed a report with the Bankruptcy Court and on March 20, 2012, Dynegy filed a preliminary response to such report.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Settlement Agreement and Plan Support Agreement.  After we announced an agreement in principle on April 4, 2012, subject to definitive documentation, on May 1, 2012, Dynegy, DGIN, Coal Holdco, the Debtor Entities, certain beneficial holders of approximately $1.9 billion of DH’s outstanding senior notes (the “Consenting Senior Noteholders”), the PSEG Entities and the Lease Trustee, as directed by a majority of, and on behalf of all holders (the “Lease Certificate Holders”) of those certain pass through trust certificates issued pursuant to the Pass Through Trust Agreement (collectively, the “Settling Claimants”) entered into a settlement agreement (the “Settlement Agreement”). The Settlement Agreement provides, among other things and subject to the terms and conditions contained therein, that when the Settlement Agreement becomes effective:

•      Dynegy will assign, transfer and deliver 100% of its outstanding equity interests in Coal Holdco to DH or DGIN;

•      Dynegy will receive in full consideration for such transfer and certain other agreements, an allowed administrative claim against DH in the Chapter 11 Cases (the “Administrative Claim”);

•      the Administrative Claim will be satisfied with 1.0% of the fully-diluted common shares of the surviving entity of the merger or combination of Dynegy and DH described below (the “Surviving Entity”), subject to dilution as set forth in the Agreements (as defined below), and five-year warrants to purchase an aggregate of 13.5% of the fully-diluted common shares of the Surviving Entity with an exercise price to be determined based on a net equity value of the Surviving Entity of $4 billion (the “Warrants” and together with the common shares, the “Equity Consideration”);

•      if the Plan (as defined below) is not confirmed, the amount of the Administrative Claim may be determined by arbitration and such claim may be satisfied with different consideration in each case, subject to the terms set forth in the Settlement Agreement;

•      the Prepetition Litigation described in Note 8—Commitments and Contingencies—Legal Proceedings—Bondholder Litigation and the Adversary Proceeding will be dismissed with prejudice and the parties to the Settlement Agreement will issue and receive mutual releases, including with respect to all claims and causes of action related to such litigation, as well as with respect to the accounts payable, affiliate owed by Dynegy to DH;

•      the Undertaking Agreement and the DH Note shall each be terminated (for further information, please read Note 14—Related Party Transactions—Undertaking Agreement) and until such termination, the Undertaking Agreement was amended such that any future payments owing from Dynegy to DH under the Undertaking Agreement shall be made directly by Coal Holdco;

•      the Lease Trustee will have certain allowed claims in the Chapter 11 Cases with an aggregate recovery (exclusive of certain fees and expenses) capped at $571,507,840 (the “Lessor Recovery Cap”); and

•      the Debtor Entities, with the cooperation of the PSEG Entities, will use commercially reasonable efforts to sell the Facilities with the proceeds of any sale to pay transaction expenses and to be distributed as set forth in the Settlement Agreement.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Also on May 1, 2012, Dynegy, DGIN, Coal Holdco, the Debtor Entities, the Consenting Senior Noteholders, the PSEG Entities and certain Lease Certificate Holders reached an agreement (the “Plan Support Agreement” and together with the Settlement Agreement, the “Agreements”) pursuant to which they agreed, subject to the terms and conditions stated therein, to pursue and support a plan of reorganization containing certain specified terms and conditions for the restructuring of DH (the “Plan”). The material terms of the Plan are described below under the heading “Plan of Reorganization.” As of the date of the Plan Support Agreement, the noteholder restructuring support agreement, dated November 7, 2011, which was amended and restated on December 26, 2011, has been terminated. The Agreements were filed with the Bankruptcy Court on May 1, 2012 and the Settlement Agreement remains subject to Bankruptcy Court approval, with a hearing scheduled for June 1, 2012.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Plan of Reorganization.    On December 1, 2011, Dynegy and DH, as co-plan proponents (the “Plan Proponents”), filed a proposed Chapter 11 plan of reorganization and a related disclosure statement for DH with the Bankruptcy Court. On January 19, 2012, the Plan Proponents filed a proposed amended plan and related disclosure statement for DH with the Bankruptcy Court. On March 6, 2012, the Plan Proponents filed a proposed second amended plan and related disclosure statement for DH with the Bankruptcy Court. The Plan Support Agreement contemplates that the Plan Proponents will file, prior to May 30, 2012, the Plan as a proposed third amended plan and a related disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court. Like earlier versions, the Plan will address claims against and interests in DH only and will not address claims against and interests in the other Debtor Entities. The material terms of the Plan will be as agreed upon by Dynegy, DH, a majority of the Consenting Senior Noteholders, the Lease Trustee and the official committee of creditors holding unsecured claims appointed in the Chapter 11 Cases (the “Creditors’ Committee”) and will provide that:

•      on or prior to the Plan effective date, Dynegy and DH will be merged or combined (the “Combination”) and, by virtue of the Combination, all DH equity interests issued and outstanding immediately prior to the effective time of the Combination will be cancelled;

•      the Board of Directors of the Surviving Entity will be selected by the holders of allowed general unsecured claims against DH who are not insiders of DH pursuant to a process to be specified in the Plan with existing Board members eligible for service on the reconstituted Board of the Surviving Entity;

•      holders of allowed general unsecured claims against DH will receive: (a) 99% of the fully-diluted common shares of the Surviving Entity to be outstanding immediately following the Plan effective date (subject to dilution), (b) any amounts to which they may be entitled as a result of the sale of the Facilities, and (c) a cash payment of not less than $200 million;

•      holders of equity interests in Dynegy, DH or the Surviving Entity shall not receive any distribution or retain any interest or property under the Plan on account of such holder’s equity interest;

•      the Administrative Claim will be treated as provided in the Settlement Agreement; and

•      the Plan will provide for a registration rights agreement, including a customary shelf registration, for the benefit of any holder of 10% or more of the common shares of the Surviving Entity immediately following the effective date of the Plan.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

The parties to the Plan Support Agreement agree to use their commercially reasonable efforts to support the Plan and complete the transactions contemplated thereby.

The Plan Support Agreement may be terminated if the Settlement Agreement terminates or if certain milestones established with respect to certain actions in the Chapter 11 Cases are not satisfied (such as filing of the Plan and Disclosure Statement with the Bankruptcy Court, confirmation of the Plan and completion of the Plan).

Accounting Impact.  Upon effectiveness of the Settlement Agreement resulting in the transfer of our interest in Coal HoldCo, we will have no operating assets and our primary assets will be our 100 percent equity ownership of DH and the Administrative Claim described above.   We are in the process of evaluating the accounting impact of the transfer of Coal HoldCo to DH.  If we account for the transfer as a sale, we would record a loss for the difference between (i) the carrying value of the Undertaking, the carrying value of the accounts payable, affiliate owed by Dynegy to DH and the value of the Administrative Claim and (ii) the carrying value of our investment in Coal HoldCo which was approximately $2.9 billion as of March 31, 2012.

Note 4—Risk Management Activities, Derivatives and Financial Instruments

The nature of our business necessarily involves market and financial risks.  Specifically, we are exposed to commodity price variability related to our power generation business.  Our commercial team manages these commodity price risks with financially settled and other types of contracts consistent with our commodity risk management policy.  Our commercial team also uses financial instruments in an attempt to capture the benefit of fluctuations in market prices in the geographic regions where our assets operate.  Our treasury team manages our financial risks and exposures associated with interest rates.

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

Many of our contractual arrangements are derivative instruments and are accounted for at fair value as part of Revenues in our unaudited condensed consolidated statements of operations.  We also manage commodity price risk

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

by entering into capacity forward sales arrangements, tolling arrangements, RMR contracts, fixed price coal purchases and other arrangements that do not receive fair value accounting treatment because these arrangements do not meet the definition of a derivative or are designated as “normal purchase normal sales.”  As a result, the gains and losses with respect to these arrangements are not reflected in the unaudited condensed consolidated statements of operations until delivery occurs.  Currently, we have chosen not to designate any of our derivatives as cash flow hedges nor fair value hedges.

Quantitative Disclosures Related to Financial Instruments and Derivatives

The following disclosures and tables present information concerning the impact of derivative instruments on our unaudited condensed consolidated balance sheets and statements of operations.  In the table below, commodity contracts primarily consist of derivative contracts related to our power generation business that we have not designated as accounting hedges, that are entered into for purposes of economically hedging future fuel requirements and sales commitments and securing commodity prices.  Our commodity derivatives are comprised of both long and short positions; a long position is a contract to purchase a commodity, while a short position is a contract to sell a commodity.  As of March 31, 2012, we had net long/(short) commodity derivative contracts, including contracts with affiliates, outstanding in the following quantities:

Contract Type	Hedge Designation	Quantity	Unit of Measure	Net Fair Value
		(in millions)		(in millions)
Commodity contracts:
Electric energy (1)	Not designated	(21)	MW	$29
Electric energy, affiliates	Not designated	—	MW	$6
Natural gas (1)	Not designated	(105)	MMBtu	$3
Interest rate contracts:
Interest rate swaps	Not designated	312	Dollars	$(4)
Interest rate caps	Not designated	500	Dollars	$1

(1)   Mainly comprised of swaps, options and physical forwards.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Derivatives on the Balance Sheet  The following table presents the fair value and balance sheet classification of derivatives in the unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 segregated by type of contract segregated by assets and liabilities.

Contract Type	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in millions)
Derivatives not designated as hedging instruments:
Derivative Assets:
Commodity contracts	Assets from risk management activities	$118	$65
Commodity contracts, affiliates	Assets from risk management activities, affiliates	9	7
Interest rate contracts	Assets from risk management activities	1	1
Derivative Liabilities:
Commodity contracts	Liabilities from risk management activities	(86)	(63)
Commodity contracts, affiliates	Liabilities from risk management activities, affiliates	(3)	(2)
Interest rate contracts	Liabilities from risk management activities	(4)	(3)
Total derivatives not designated as hedging instruments, net		$35	$5

Impact of Derivatives on the Consolidated Statements of Operations

For the three-month periods ended March 31, 2012 and 2011, our revenues included approximately $30 million and $2 million of unrealized mark-to-market gains, respectively, related to this activity.

The impact of derivative financial instruments, including realized and unrealized gains and losses, that have not been designated as hedges on our unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 is presented below.  Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments.  Therefore, this presentation is not indicative of the economic gross margin we expect to realize when the underlying physical transactions settle.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three months ended March 31,
Hedging Instruments	Derivatives	2012	2011
		(in millions)
Commodity contracts	Revenues	$49	$19
Commodity contracts, affiliates	Revenues	6	—
Interest rate contracts	Interest expense	1	—

Note 5—Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities, including transactions with affiliates, that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity contracts	$—	$113	$1	$114
Electricity contracts, affiliates	—	4	5	9
Natural gas contracts	—	4	—	4
Total assets from commodity risk management activities (1)	—	121	6	127
Assets from interest rate contracts (2)	—	—	1	1

Total	$—	$121	$7	$128

Liabilities:
Liabilities from commodity risk management activities:
Electricity contracts	$—	$(85)	$(1)	$(86)
Electricity contracts, affiliates	—	(2)	(1)	(3)
Total liabilities from commodity risk management activities (1)	—	(87)	(2)	(89)
Liabilities from interest rate contracts (2)	—	—	(4)	(4)

Total	$—	$(87)	$(6)	$(93)

(1)   All commodity instruments classified within Level 3 are electricity derivatives relating to illiquid trading locations.  The curves used to generate the fair value are based on basis adjustments applied to forward curves for liquid trading points.  The basis difference is approximately 19.3% of the total value; therefore these instruments are classified entirely within Level 3.

(2)   The interest rate contracts classified within Level 3 include an implied credit fee that impacted the day one value of the instruments.  We revalue the credit fee each quarter in conjunction with revaluing the actual interest rate derivative.  The interest rate derivatives are revalued using the forward LIBOR curve each period and the credit fee is revalued by determining the change in credit factors, such as credit default swaps, period over period.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity contracts	$—	$64	$1	$65
Electricity contracts, affiliates	—	2	5	7

Total assets from commodity risk management activities	—	66	6	72
Assets from interest rate contracts	—	—	1	1

Total	$—	$66	$7	$73

Liabilities:
Liabilities from commodity risk management activities:
Electricity contracts	$—	$(62)	$(1)	$(63)
Electricity contracts, affiliates	—	(1)	(1)	(2)

Total liabilities from commodity risk management activities	$—	$(63)	$(2)	$(65)
Liabilities from interest rate contracts	—	—	(3)	(3)

Total	$—	$(63)	$(5)	$(68)

We primarily apply the market approach for recurring fair value measurements.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  For example, assets and liabilities from risk management activities may include exchange-traded derivative contracts and OTC derivative contracts.  Some exchange-traded derivatives are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these exchange-traded derivatives are classified within Level 2.  OTC derivative trading instruments include swaps, forwards, options and complex structures that are valued at fair value.  In certain instances, these instruments may utilize models to measure fair value.  Generally, we use a similar model to value similar instruments.  Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs.  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  Certain OTC derivatives trade in less active markets with a lower availability of pricing information.  In addition, complex or structured transactions, such as heat-rate call options, can introduce the need for internally-developed model inputs that might not be observable in or corroborated by the market.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.  We have consistently used this valuation technique for all periods presented.  Please read Note 2—Summary of Significant Accounting Policies—Fair Value Measurements in our Form 10-K for further discussion.

The finance organization monitors commodity risk through the CRCG.  The EMT monitors interest rate risk.  The EMT has delegated the responsibility for managing interest rate risk to the CFO.  The CRCG is independent of our commercial operations and has direct access to the Audit and Compliance Committee. The Finance and Risk Management Committee, chaired by the CFO, meets periodically and is responsible for reviewing the overall day-to-day energy commodity risk exposure of Dynegy as measured against the limits established in our Commodity Risk Policy.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Each quarter, as part of its internal control processes, representatives from the CRCG review the methodology and assumptions behind the pricing of the forward curves.  As part of this review, liquidity periods are established based on third party market information, the basis relationship between direct and derived curves is evaluated, and changes are made to the forward power model assumptions.

The CRCG reviews changes in value on a daily basis through the use of various reports.  The pricing for power, natural gas and fuel oil curves is automatically entered into our commercial system nightly based on data received from our market data provider.  The CRCG reviews the data provided by the market data provider by utilizing third party broker quotes for comparison purposes.  In addition, our traders are required to review various reports to ensure accuracy on a daily basis.

The following tables set forth a reconciliation of changes in the fair value of financial instruments classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31, 2012
	Electricity Derivatives	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2011	$4	$(2)	$2
Total gains (losses) included in earnings, net of affiliates	2	(1)	1
Settlements, net of affiliates	(2)	—	(2)

Balance at March 31, 2012	$4	$(3)	$1

Unrealized gains (losses) relating to instruments (net of affiliates) held as of March 31, 2012	$1	$(1)	$—

	Three months ended March 31, 2011
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Total
	(in millions)
Balance at December 31, 2010	$49	$5	$(31)	$23
Total gains included in earnings	4	—	1	5
Settlements	(5)	—	4	(1)

Balance at March 31, 2011	$48	$5	$(26)	$27

Unrealized gains relating to instruments still held as of March 31, 2011	$7	$1	$2	$10

Fair Value of Financial Instruments.  We have determined the estimated fair value amounts using available market information and selected valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying values of current financial assets and liabilities such as cash, accounts receivable, short-term investments and accounts payable which are not presented in the table below, approximate fair values due to the short-term maturities of these instruments.  The $864 million and $870 million non-current Accounts payable,

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

affiliate balances with DH, as of March 31, 2012 and December 31, 2011, respectively, do not have a fair value as there are no defined payment terms, they are not evidenced by any promissory note and there has never been an intent for payment to occur.  Please read Note 14—Related Party Transactions—Transactions with DH—Accounts payable, affiliate for further discussion.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes for the periods ending March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Interest rate derivatives not designated as accounting hedges (1)	$(3)	$(3)	$(2)	$(2)
Commodity-based derivative contracts not designated as accounting hedges, net of affiliates (1)	38	38	7	7
Undertaking payable to DH (2)	(1,250)	(540)	(1,250)	(728)
DMG Credit Agreement due 2016 (3)	(586)	(610)	(588)	(603)

(1)          Included in both current and non-current assets and liabilities on the consolidated balance sheets.

(2)          Our March 31, 2012 estimate of the fair value of the Undertaking payable to DH, which is supported by the future cash flows that Dynegy receives from its Coal segment, was determined using the income approach, which uses estimates of the underlying assets’ cash flows based on a weighting of unlevered and levered discounted cash flows methodologies.  The fair value of the Undertaking payable to DH is classified within Level 3 of the fair value hierarchy.  Our December 31, 2011 estimate of the fair value of the Undertaking payable to DH represents the $750 million fair value of the Undertaking as of November 7, 2011,  less the $22 million payment in December 2011.

(3)          Carrying amount includes unamortized discounts of $10 million and $11 million at March 31, 2012 and December 31, 2011, respectively.  The fair value of the DMG Credit Agreement is classified within Level 2 of the fair value hierarchy.

Note 6—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is included in stockholders’ equity on our unaudited condensed consolidated balance sheets as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Cash flow hedging activities, net	$(1)	$(1)
Unrecognized prior service cost and actuarial loss, net	(49)	(52)

Accumulated other comprehensive loss, net of tax	$(50)	$(53)

Note 7—Variable Interest Entities

Dynegy Holdings, LLC.  Effective November 7, 2011, DH, our wholly-owned subsidiary, was deconsolidated.  As of March 31, 2012 and December 31, 2011, we did not have any carrying amounts related to our investment in DH included in our consolidated balance sheets.  Our maximum exposure to loss related to our investment in DH is limited to our guarantee related to two charter agreements entered into by a DH subsidiary.  Please read Note 8—Commitments and Contingencies—Guarantees and Indemnifications—VLGC Guarantee for further discussion.  Also, please read Note 14—Related Party Transactions—Transactions with DH for a discussion of transactions with DH and its subsidiaries.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Summarized aggregate financial information for unconsolidated equity investment and our equity share thereof was:

	Three months ended March 31, 2012
	Total	Equity Share
	(in millions)
Revenues	$329	$—
Operating loss	(2)	—
Net loss	(424)	—

During the first quarter, we did not recognize our share of losses from our investment in DH as our investment was valued at zero at March 31, 2012, and we do not have an obligation to fund such losses.  DH’s net loss includes approximately $416 million in bankruptcy reorganization charges primarily related to adjustments of the expected allowed claims related to the rejection of the Facilities’ leases.  Please read Note 3—Chapter 11 Cases for further discussion.

Note 8—Commitments and Contingencies

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

Bondholder Litigation.  On September 21, 2011, an ad-hoc group of bondholders (the “Avenue Plaintiffs”) of DH filed a complaint in the Supreme Court of the State of New York, captioned Avenue Investments, L.P. et al v. Dynegy Inc., Dynegy Holdings, LLC, Dynegy Gas Investments, LLC, Clint C. Freeland, Kevin T. Howell and Robert C. Flexon (Index No. 652599/11) (“Avenue Investments Matter”).  The Avenue Plaintiffs challenged the transfer of 100% of the outstanding membership interests of Coal Holdco by DGIN to Dynegy (the “Coal Holdco Transfer”).  On September 27, 2011, the Lease Trustee filed a complaint in the Supreme Court of the State of New York, captioned The Successor Lease Indenture Trustee et al v. Dynegy Inc., Dynegy Holdings, LLC, Dynegy Gas Investments, LLC, E. Hunter Harrison, Thomas W. Elward, Michael J. Embler, Robert C. Flexon, Vincent J. Intrieri, Samuel Merksamer, Felix Pardo, Clint C. Freeland, Kevin T. Howell, John Doe 1, John Doe 2, John Doe 3, Etc. (Index No. 652642/2011) (the “Lease Trustee Litigation”).  The Lease Trustee Litigation similarly challenges

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

the Coal Holdco Transfer.  Plaintiffs in both actions allege, among other claims, breach of contract, breach of fiduciary duties, and violations of prohibitions on fraudulent transfers in connection with the Coal Holdco Transfer and also seek to have the Coal Holdco Transfer set aside, and request unspecified damages as well as attorneys’ fees.  We filed motions to dismiss the actions on October 31, 2011.  On November 7, 2011, Dynegy, DH and the Consenting Noteholders (as defined and discussed in Note 3—Chapter 11 Cases) agreed to enter into a stipulation that suspends the claims in the Avenue Investments Matter. On April 2, 2012, a new but similar putative class action lawsuit on behalf of bondholders was filed in the Southern District of New York captioned  Shirlee Schwartz v. Dynegy Inc., et al, however, plaintiffs voluntarily dismissed the case shortly after filing.

On November 4, 2011, certain of the PSEG Entities as owner-lessors of the Facilities (the “Owner Lessor Plaintiffs”) filed a lawsuit (the “PSEG Litigation”) in the Supreme Court of the State of New York, captioned Resources Capital Management Corp., Roseton OL, LLC and Danskammer OL, LLC, v. Dynegy Inc., Dynegy Holdings, Inc., Dynegy Holdings, LLC, Dynegy Gas Investments, LLC, Thomas W. Elward, Michael J. Embler, Robert C. Flexon, E. Hunter Harrison, Vincent J. Intrieri, Samuel J. Merksamer, Felix Pardo, Clint C. Freeland, Kevin T. Howell, Icahn Capital LP, and Seneca Capital Advisors, LLC (Index No. 635067/11), alleging, among other claims, that the Prepetition Restructurings, the DPC and DMG Credit Agreements, and the Coal Holdco Transfer constitute an integrated scheme involving fraudulent transfers, breach of contract, and breach of fiduciary duties, and seeking a judgment to unwind all the transactions. The Avenue Investments Matter, the Lease Trustee Litigation and the PSEG Litigation are collectively referred to as the “Prepetition Litigation”.

On November 21, 2011, the defendants filed in each Prepetition Litigation a Notice of Filing of Bankruptcy Petition and of the Automatic Stay, which provided, among other things, that (i) “pursuant to section 362(a) of the Bankruptcy Code, this lawsuit is stayed in its entirety, as to all claims and all defendants (the “Automatic Stay”),” and (ii) “actions taken in violation of the Automatic Stay are void and may subject the person or entity taking such actions to the imposition of sanctions by the Bankruptcy Court.”  In addition, on November 21, 2011, the defendants filed two stipulations in the Avenue Investment Matters and a stipulation in the Lease Trustee Litigation, pursuant to which the parties agreed, among other things, (i) to stay or take no action in the lawsuits, including the pending motions to dismiss, until further application, and (ii) to reserve all rights and/or arguments with respect to the scope or effect of the Automatic Stay. The Prepetition Litigation has been settled, subject to approval of the Bankruptcy Court, on the terms and subject to the conditions of the Settlement Agreement. For additional information see “Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement.”  We believe the plaintiffs’ complaints in the Prepetition Litigation lack merit and if the Settlement Agreement does not become effective we will continue to oppose their claims vigorously.

Derivative Litigation.  On May 4, 2012, a stockholder derivative action, (Cause No. CC-12-2703-A), Bryce Nicolle v. Robert C. Flexon, et al. was filed in Dallas County Court.  The petition alleges certain current and former directors and officers breached their fiduciary duties in connection with the Coal Holdco Transfer and seeks unspecified damages, restitution and attorneys’ fees.  We believe the allegations lack merit and will oppose these claims vigorously.

Stockholder Litigation Relating to the Blackstone and Icahn Merger Agreements.  In connection with the 2010 and 2011 terminations of the merger agreement with an affiliate of The Blackstone Group L.P. (“Blackstone”) and the merger agreement with an affiliate of Icahn Enterprises L.P. (“Icahn”), respectively, numerous stockholder lawsuits and one stockholder derivative lawsuit previously filed in the District Courts of Harris County, Texas, the Southern District of Texas, and the Court of Chancery of the State of Delaware were dismissed.  In July 2011, the Harris County District Court granted the motion of the plaintiff’s lead class counsel for an award of attorney’s fees and expenses in the amount of approximately $2 million.  We have appealed the decision.

Stockholder Litigation Relating to the Internal Reorganization.  In connection with the 2011 Prepetition Restructurings and specifically the Coal Holdco Transfer a putative class action stockholder lawsuit captioned Charles Silsby v. Carl C. Icahn, et al., Cause No. 12CIV2307, was filed in the United States District Court of the Southern District of  New York.  The suit challenges certain disclosures made in connection with the Coal Holdco Transfer.  We believe the plaintiffs’ complaints lack merit and we will oppose their claims vigorously.

Gas Index Pricing Litigation.  We, several of our affiliates, our former joint venture affiliate and other energy companies were named as defendants in numerous lawsuits in state and federal court claiming damages resulting from alleged price manipulation and false reporting of natural gas prices to various index publications in the 2000-

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

2002 timeframe.  Many of the cases have been resolved.  All of the remaining cases contain similar claims that individually, and in conjunction with other energy companies, we engaged in an illegal scheme to inflate natural gas prices in four states by providing false information to natural gas index publications.  In July 2011, the court granted defendants’ motions for summary judgment, thereby dismissing all of plaintiffs’ claims.  Plaintiffs have appealed the decision to the Ninth Circuit Court of Appeals.

Illinova Generating Company Arbitration.  In May 2007, our subsidiary Illinova Generating Company (“IGC”) received an adverse award in an arbitration brought by Ponderosa Pine Energy, LLC (“PPE”).  The award required IGC to pay PPE $17 million, which IGC paid in June 2007 under protest while simultaneously seeking to vacate the award in the District Court of Dallas County, Texas.  In March 2010, the Dallas District Court vacated the award, finding that one of the arbitrators had exhibited evident partiality.  PPE is appealing that decision to the Fifth District Court of Appeals in Dallas, Texas.  Coincident with the appeal, IGC filed a claim against PPE seeking recovery of the $17 million plus interest.  In September 2010, the Dallas District Court ordered PPE to deposit the $17 million principal in an interest-bearing escrow account jointly owned by IGC and PPE. The case is presently before the  Dallas Court of Appeals, which heard oral arguments in April 2012.  As a result of the uncertainty surrounding the outcome of PPE’s appeal, our receivable from PPE is fully reserved at March 31, 2012.

Other Commitments and Contingencies

In conducting our operations, we have routinely entered into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in our businesses.  These commitments have been typically associated with commodity supply arrangements, capital projects, reservation charges associated with firm transmission, transportation, storage and leases for office space, equipment, plant sites, power generation assets and LPG vessel charters.  The following describes the more significant commitments outstanding at March 31, 2012.

Consent Decree.  In 2005, we settled a lawsuit filed by the EPA and the United States Department of Justice in the U.S. District Court for the Southern District of Illinois that alleged violations of the Clean Air Act and related federal and Illinois regulations concerning certain maintenance, repair and replacement activities at our Baldwin generating station.  A consent decree (the “Consent Decree”) was finalized in July 2005.  Among other provisions of the Consent Decree, we are required to not operate certain of our power generating facilities after specified dates unless certain emission control equipment is installed.  As of March 31, 2012, only Baldwin Unit 2 has material Consent Decree work yet to be performed, which is scheduled to be by the end of 2012.  We have spent approximately $888 million through March 31, 2012 related to these Consent Decree projects.

Blackstone Merger Agreement.  On August 13, 2010, we entered into the merger agreement with an affiliate of Blackstone, pursuant to which we would be acquired and our stockholders would receive $4.50 per share in cash.  On November 16, 2010, the agreement was amended to increase the merger consideration to $5.00 per share in cash.  The merger agreement was not approved by our stockholders at a special stockholders’ meeting on November 23, 2010 and was subsequently terminated by the parties in accordance with the terms of the agreement.  The merger agreement requires us to pay Blackstone a termination fee in the amount of approximately $16 million in the event that within 18 months of November 23, 2010, we consummate an alternative transaction having an aggregate value of more than $4.50 per share.

Icahn Merger Agreement.  On December 15, 2010, our Board of Directors unanimously approved us entering into a merger agreement with an affiliate of Icahn.  In connection with the merger agreement, Icahn launched a tender offer on December 22, 2010 for all of our issued and outstanding shares of common stock at

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

$5.50 per share.  At the expiration of the tender offer on February 18, 2011, an insufficient number of shares had been tendered in response to the tender offer, and as a result the merger agreement automatically terminated.  In connection with the termination, we paid $5 million to Icahn with respect to expenses incurred by Icahn related to the merger agreement in February 2011, and may be required to pay additional fees of $11 million in the event that within 18 months of February 18, 2011, we consummate an alternative transaction having an aggregate value of more than $5.50 per share.

Vermilion and Baldwin Groundwater.  We have implemented hydrogeologic investigations for the Coal Combustion Residuals (“CCR”) surface impoundment at our Baldwin facility and for two CCR surface impoundments at our Vermilion facility in response to a request by the Illinois EPA.  Groundwater monitoring results indicate that these CCR surface impoundments impact onsite groundwater at these sites.

At the request of the Illinois EPA, in late 2011 we initiated an investigation at the Baldwin facility to determine if the facility’s CCR surface impoundment impacts offsite groundwater.  Results of the offsite groundwater quality investigation at Baldwin, as submitted to the Illinois EPA on April 24, 2012, indicate two localized areas where Class I groundwater standards were exceeded.  If these offsite groundwater results  are ultimately attributed to the Baldwin CCR surface impoundment and remediation measures are necessary in the future, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows.  At this time we cannot reasonably estimate the costs of corrective action that ultimately may be required at Baldwin.

On April 2, 2012, we submitted to the Illinois EPA proposed corrective action plans for two of the CCR surface impoundments at the Vermilion facility.  The proposed corrective action plans reflect the results of a hydrogeologic investigation, which indicate that the facility’s old east and north CCR impoundments impact groundwater quality onsite and that such groundwater migrates offsite to the north of the property and to the adjacent Middle Fork of the Vermilion River.  The proposed corrective action plans include groundwater monitoring and recommend closure of both CCR impoundments, including installation of a geosynthetic cover.  In addition, we submitted an application to the Illinois EPA to establish a groundwater management zone while impacts from the facility are mitigated.  The preliminary estimated cost of the recommended closure alternative for both impoundments, including post-closure care, is approximately $14 million.  As such, we increased our asset retirement obligation by approximately $8 million.  The Vermilion facility also has a third CCR surface impoundment, the new east impoundment that is lined and is not known to impact groundwater.  Although not part of the proposed corrective action plans, if we decide to close the new east impoundment by removing its CCR contents concurrent with the recommended closure alternative for the old east and north impoundments, the preliminary total estimated closure cost for all three impoundments would be approximately $16 million.  If the proposed corrective action plans are timely approved by the Illinois EPA, detailed proposed closure plans would be submitted to the Illinois EPA by year-end 2012 for approval.

Guarantees and Indemnifications

In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales agreements and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications and guarantees in our contractual agreements, and such loss could be significant, in most cases management considers the probability of loss to be remote.  Related to the indemnifications discussed below, we have accrued less than $1 million as of March 31, 2012.

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

West Coast Power Indemnities.  In connection with the sale of our 50 percent interest in West Coast Power to NRG on March 31, 2006, an agreement was executed to allocate responsibility for managing certain litigation and provide for certain indemnities with respect to such litigation.  The indemnification agreement in relevant part provides that NRG assumes responsibility for all defense costs and any risk of loss, subject to certain conditions and limitations, arising from a February 2002 complaint filed at FERC by the California Public Utilities Commission alleging that several parties, including West Cost Power subsidiaries, overcharged the State of California for wholesale power.  FERC found the rates charged by wholesale suppliers to be just and reasonable; however, this matter was appealed and ultimately remanded back to FERC for further review.  On May 24, 2011 and May 26, 2011, FERC issued two orders in these dockets.  The first order denied the request of the California Parties for consolidation of various dockets and denied their request for summary disposition on market manipulation issues.  The second order addressed treatment of settled parties and the scope of hearing issues in the ongoing proceedings.  In April 2012, NRG and West Coast Power settled all claims brought by the California Parties.  The settlement does not exceed NRG’s indemnity obligation to Dynegy, therefore, we have no exposure in connection with the settlement.

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

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

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

VLGC Guarantee.  A subsidiary of DH is party to two charter party agreements relating to VLGCs previously utilized in our former global liquids business.  The aggregate minimum base commitments of the charter party agreements are approximately $14 million for the remainder of 2012, and approximately $23 million in aggregate for the period from 2013 through lease expiration.  The charter party rates payable under the two charter party agreements float in accordance with market based rates for similar shipping services.  The $14 million and $23 million amounts set forth above are based on the minimum obligations set forth in the two charter party agreements.  The primary term of one charter is through September 2013 while the primary term of the second charter is through September 2014.  On January 1, 2003, both VLGCs were sub-chartered to a wholly-owned subsidiary of Transammonia Inc.  The terms of the sub-charters are identical to the terms of the original charter agreements.  To date, the subsidiary of Transammonia has complied with the terms of the sub-charter agreements.  We have guaranteed the obligation of the DH subsidiary related to the charter agreements.

Other Indemnities.  We entered into indemnifications regarding environmental, tax, employee and other representations when completing asset sales such as, but not limited to, the Rolling Hills, Calcasieu, CoGen Lyondell and Heard County power generating facilities.  As of March 31, 2012, no claims have been made against these indemnities.  There is no limitation on our liability under certain of these indemnities.  However, management is unaware of any existing claims.

Note 9—Restricted Cash

The following table depicts our restricted cash:

	March 31, 2012	December 31, 2011
	(in millions)
DMG LC facility (1)	$42	$103
DMG Collateral Posting Account (2)	72	69

Total restricted cash	$114	$172

(1)          Includes cash posted to support the letter of credit reimbursement and collateral agreements under the DMG LC facility.  Please read Note 19—Debt—Letter of Credit Facility in our Form 10-K for further discussion.  Amounts are classified as non-current restricted cash to match the term of the related facility.

(2)          Amounts are restricted and may be used for future collateral posting requirements or released per the terms of the DMG Credit Agreement.

Note 10—Employee Compensation, Savings and Pension Plans

We have various defined benefit pension plans and post-retirement benefit plans in which our past and present employees participate, which are more fully described in Note 25—Employee Compensation, Savings and Pension Plans in our Form 10-K.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Components of Net Periodic Benefit Cost.  The components of net periodic benefit cost were:

	Pension Benefits		Other Benefits
	Three months ended March 31,
	2012	2011	2012	2011
	(in millions)
Service cost benefits earned during period	$3	$3	$—	$1
Interest cost on projected benefit obligation	3	4	1	1
Expected return on plan assets	(4)	(4)	—	—
Recognized net actuarial loss	1	1	—	—

Net periodic benefit cost	$3	$4	$1	$2

Contributions.  During the three months ended March 31, 2012 we made $3 million in contributions to our pension plans and zero to other postretirement benefit plans.  We expect to make contributions of approximately $17 million to our pension plans and zero to other benefit plans during the remainder of 2012.

Note 11—Income Taxes

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

	Three Months Ended March 31,
	2012	2011
	(in millions, except rates)
Income tax benefit	$—	$60

Effective tax rate	0%	44%

For the three month period ended March 31, 2012, the difference between the effective rate of zero and the statutory rate of 35 percent resulted primarily from a valuation allowance to eliminate our net deferred tax assets partially offset by the impact of state taxes.  As of March 31, 2012, we do not believe we will produce sufficient future taxable income, nor are there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences.

For the period ended March 31, 2011, the difference between the effective rate of 44 percent for Dynegy and the statutory rate of 35 percent resulted primarily from the impact of state taxes including a benefit of $9 million related to an increase in state NOLs due to the acceptance of amended returns, which we filed as a result of a change in a tax position, partially offset by an expense of $3 million related to an increase in the Illinois statutory rate.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Note 12—Inventory

A summary of our inventories is as follows:

	March 31,	December 31,
	2012	2011
	(in millions)
Materials and supplies	$20	$20
Coal	49	36
Fuel oil	1	1

Total	$70	$57

Note 13—Loss Per Share

Basic loss per share represents the amount of losses for the period available to each share of our common stock outstanding during the period.  Diluted loss per share represents the amount of losses for the period available to each share of our common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.  Please read Note 24—Capital Stock in our Form 10-K for further discussion.

The reconciliation of basic loss per share from continuing operations to diluted loss per share from continuing operations is shown in the following table:

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share amounts)
Loss from continuing operations for basic and diluted loss per share	$(58)	$(77)

Basic weighted-average shares	123	121
Effect of dilutive securities:
Stock options and restricted stock	—	—
Diluted weighted-average shares	123	121

Loss per share from continuing operations:

Basic	$(0.47)	$(0.64)

Diluted (1)	$(0.47)	$(0.64)

(1)          Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per-share amounts.  Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for all periods presented.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Note 14—Related Party Transactions

Transactions with DH

The following tables summarize the Accounts receivable, affiliates, and Accounts payable, affiliates, on our consolidated balance sheets as of March 31, 2012 and December 31, 2011 and cash paid during the three months ended March 31, 2012 related to various agreements with DH and its consolidated subsidiaries, as discussed below:

	March 31, 2012		Three months ended March 31, 2012
	Accounts receivable, affiliates	Accounts payable, affiliates	Cash paid
	(in millions)
Service Agreements	$2	$4	$(11)
EMA Agreements	28	20	(1)
Total	$30	$24	$(12)

	December 31, 2011
	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
	(in millions)

Service Agreements	$6	$4
EMA Agreements	41	22
Total	$47	$26

Service Agreements.  We and certain of our subsidiaries (the “Providers”) provide certain services (the “Services”) to Dynegy Gas Investments Holdings, LLC (“DGIH”), Dynegy Coal Investments Holdings, LLC, (“DCIH”),  Dynegy Northeast Generation, Inc., their respective subsidiaries and certain of our subsidiaries (the “Recipients”).  Service agreements (“Service Agreements”) between us and each of DGIH, DCIH, Dynegy Northeast Generation, Inc. and certain other subsidiaries of Dynegy, which were entered into in connection with the Prepetition Restructurings, govern the terms under which such Services are provided.

The Providers act as agents for the Recipients for the limited purpose of providing the Services set forth in the Service Agreements.  The Providers may perform additional services at the request of the Recipients, and will be reimbursed for all costs and expenses related to such additional services.  Prior to the beginning of each fiscal year in which Services are to be provided pursuant to the Service Agreements, the Providers and the Recipients must agree on a budget for the Services, outlining, among other items, the contemplated scope of the Services to be provided in the following fiscal year and the cost of providing each Service.  The Recipients will pay the Providers an annual management fee as agreed in the budget, which shall include reimbursement of out-of pocket costs and expenses related to the provision of the Services and will provide reasonable assistance, such as information, services and materials, to the Providers.  We recorded income from the Recipients which was offset by expenses incurred with a subsidiary of DH that provided the services.  Therefore, there is no impact of the Service Agreements on our consolidated statement of operations for the three months ended March 31, 2012.

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Energy Management Agreements.  Each of our subsidiaries that owns or operates one or more power plants (each an “Internal Customer”) has entered into an Energy Management Agency Services Agreement (an “EMA”) with Dynegy Power Marketing, LLC (“DPM”), an indirect wholly-owned subsidiary of DH.  Pursuant to each EMA, DPM will provide power management services to the Internal Customers, consisting of marketing power and capacity, capturing pricing arbitrage, scheduling dispatch of power, communicating with ISOs or RTOs, purchasing replacement power, and reconciling and settling ISO or RTO invoices.  In addition, through DPM’s subsidiary, Dynegy Marketing and Trade, LLC, DPM will provide fuel management services, consisting of procuring the requisite quantities of fuel, assisting with storage and transportation, scheduling delivery of fuel, assisting Internal Customers with development and implementation of fuel procurement strategies, marketing and selling excess fuel and assisting with the evaluation of present and long-term fuel purchase and transportation options.  Through DPM’s indirect subsidiary, Dynegy Coal Trading & Transportation, LLC, DPM will also provide fuel management services to one or more Internal Customers that require services related to coal.  DPM will also assist the Internal Customer with risk management by entering into one or more risk management transactions, the purpose of which is to set the price or value of a commodity or to mitigate or offset changes in the price or value of a commodity.  DPM may from time to time provide other services as the parties may agree.  Our consolidated statement of operations includes Revenues of $129 million from sales to affiliates and Costs of sales includes $55 million in purchases from affiliates for the three months ended March 31, 2012.  In addition, as of March 31, 2012, we have approximately $7 million of broker collateral receivable from DH included in Prepayments and other current assets on our consolidated balance sheet.

Tax Sharing Agreement.  Under U.S. federal income tax law, we are responsible for the tax liabilities of our subsidiaries because we file consolidated income tax returns.   These returns include the income and business activities of the ring-fenced entities (as further discussed below) and our other affiliates.  To properly allocate taxes among us and each of our subsidiaries, we and certain of our subsidiaries have entered into a Tax Sharing Agreement under which we agree to prepare consolidated returns on behalf of ourselves and our subsidiaries and make all required payments to relevant revenue collection authorities as required by law.  Each of DPC, DMG, Dynegy GasCo Holdings, LLC, Dynegy Gas Holdco, LLC, Dynegy Gas Investments Holdings, LLC, Coal Holdco and Dynegy Coal Investments Holdings, LLC agrees to make payments to us of amounts representing the tax that each such subsidiary would have paid if each began business on the date of the Prepetition Restructurings and filed a separate corporate income tax return (excluding from income any subsidiary distributions) on a stand-alone basis beginning on the date of the Prepetition Restructurings.

Cash Management.  The Prepetition Restructurings created new companies, some of which are “bankruptcy remote.”  These bankruptcy remote entities have an independent manager whose consent is required for certain corporate actions and such entities are required to present themselves to the public as separate entities.  They maintain separate books, records and bank accounts and  separately appoint officers.  Furthermore, they pay liabilities from their own funds, they conduct business in their own names (other than any business relating to the trading activities of us and our subsidiaries), they observe a higher level of formalities, and they have restrictions on pledging their assets for the benefit of certain other persons.   In addition, as part of the Prepetition Restructurings, some companies within our portfolio were reorganized into “ring-fenced” groups. The upper-level companies in such ring-fenced groups are bankruptcy-remote entities governed by limited liability company operating agreements which, in addition to the bankruptcy remoteness provisions described above, contain certain additional restrictions prohibiting any material transactions with affiliates other than the direct and indirect subsidiaries within the ring-fenced group without independent manager approval.

Pursuant to our Cash Management Agreement, our ring-fenced entities maintain cash accounts separate from those of our non-ring-fenced entities.  Cash collected by a ring-fenced entity is not swept into accounts held in the

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

name of any non-ring-fenced entity and cash collected by a non-ring-fenced entity is not swept into accounts held in the name of any ring-fenced entity.  The cash in deposit accounts owned by a ring-fenced entity is not used to pay the debts and/or operating expenses of any non-ring-fenced entity, and the cash in deposit accounts owned by a non-ring-fenced entity is not used to pay the debts and/or operating expenses of any ring-fenced entity.  There were no material payments during the three months ended March 31, 2012 related to the Cash Management Agreement.

Undertaking Agreement.  We have an undertaking payable of $1.25 billion to DH related to our acquired equity stake in Coal Holdco.  Please read Note 20—Related Party Transactions—Transactions with DH—DMG Transfer and Undertaking Agreement in our Form 10-K for further discussion.   Pursuant to the Settlement Agreement, when the Settlement Agreement becomes effective, we will assign, transfer and deliver or cause to be so assigned, transferred and delivered 100% of our outstanding equity interests in Coal Holdco to DH or DGIN free and clear of all liens and the Undertaking Agreement and the DH note, described in Note 20—Related Party Transactions—Transactions with DH—DMG Transfer and Undertaking Agreement in our Form 10-K, shall each be terminated with no further obligations.  Until then, the Undertaking Agreement is amended such that any payments owing from Dynegy to DH under the Undertaking Agreement shall be made directly by Coal Holdco on behalf of Dynegy.  Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.

We recorded interest expense of $24 million related to the undertaking, which is included in Interest expense on our consolidated statement of operations during the three months ended March 31, 2012.  In addition, we did not make any payments to DH during the three months ended March 31, 2012 related to the Undertaking Agreement.  We had approximately $32 million and $8 million as of March 31, 2012 and December 31, 2011, respectively, in accrued interest related to the undertaking, which is reflected in Accrued interest, affiliates on our consolidated balance sheet.

Accounts payable, affiliate.  We have historically recorded intercompany transactions in the ordinary course of business, including the reallocation of deferred taxes between legal entities in accordance with applicable IRS regulations.  As a result of such transactions, we have recorded over time a payable to DH and its affiliates in the aggregate amount of $840 million and $846 million at March 31, 2012 and December 31, 2011, respectively.  This amount is classified within long-term liabilities as Accounts payable, affiliates as there are no defined payment terms, it is not evidenced by any promissory note and there has never been an intent for payment to occur.  By letter dated February 29, 2012, the creditors’ committee made demand on DH to pursue a cause of action against us for payment of the intercompany receivable or, alternatively, requesting that DH agree that the creditors’ committee may commence and prosecute such action.  When the Settlement Agreement becomes effective, the intercompany receivable will be fully released.  Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.

DH Employee benefits.  Our employees, and employees of DH, participate in the stock compensation, pension and other post-retirement benefit plans sponsored by us.  Please read Note 10—Employee Compensation, Savings and Pension Plans for further discussion.

Note 15—Segment Information

As reflected in this report, we have changed our reportable segments.  Prior to the third quarter 2011, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Beginning with the third quarter 2011, our reportable segments are: (i) the Coal segment (“Coal”); (ii) the Gas segment (“Gas”) and (iii) the Dynegy Northeast segment (“DNE”).  Accordingly, we have recast the corresponding items of segment information for all prior periods.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

each reportable segment.  Additionally, effective November 7, 2011, DH, including our Gas and DNE segments, was deconsolidated and we began accounting for our investment in DH using the equity method of accounting.

Reportable segment information, including intercompany transactions accounted for at prevailing market rates, for the three months ended March 31, 2012 and 2011 is presented below:

Segment Data as of and for the Three months ended March 31, 2012

(in millions)

	Coal	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$177	$—	$177

Total revenues	$177	$—	$177

Depreciation and amortization	$(50)	$—	$(50)
General and administrative expense	(9)	(14)	(23)

Operating loss	$(7)	$(14)	$(21)

Interest expense			(37)

Loss from continuing operations before income taxes			(58)
Income tax benefit			—

Net loss			$(58)

Identifiable assets (domestic)	$4,093	$19	$4,112

Capital expenditures	$(23)	$—	$(23)

DYNEGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2012 and 2011

Segment Data as of and for the Three months ended March 31, 2011

(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$200	$267	$38	$—	$505

Total revenues	$200	$267	$38	$—	$505

Depreciation and amortization	$(90)	$(34)	$—	$(2)	$(126)
General and administrative expense	(11)	(13)	(4)	(12)	(40)

Operating income (loss)	$(32)	$13	$(15)	$(15)	$(49)

Other items, net	—	—	—	1	1
Interest expense					(89)

Loss from continuing operations before income taxes					(137)
Income tax benefit					60

Net loss					$(77)

Identifiable assets (domestic)	$3,766	$4,145	$406	$1,502	$9,819

Capital expenditures	$(42)	$(24)	$—	$—	$(66)

DYNEGY INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2012 and 2011

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our 2011 Form 10-K.

We are a holding company and conduct substantially all of our business operations through our subsidiaries.  Our current business operations are focused on the power generation sector of the energy industry.  We report the results of our power generation business as three separate segments in our unaudited condensed consolidated financial statements.  Prior to the third quarter 2011, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Beginning with the third quarter 2011, our reportable segments are: (i) Coal; (ii) Gas and (iii) DNE.  Accordingly, we have recast the corresponding items of segment information for all prior periods.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to each reportable segment.

Chapter 11 Cases.  On November 7, 2011, the Debtor Entities filed the Chapter 11 Cases.  Neither Dynegy nor any of its direct or indirect subsidiaries, other than the five Debtor Entities, sought relief under Chapter 11 of the Bankruptcy Code, and none of those entities are debtors under Chapter 11 of the Bankruptcy Code.  The normal day-to-day operations of the coal-fired power generation facilities held by DMG and the natural gas-fired power generation facilities held by DPC have continued without interruption.  On May 1, 2012, Dynegy, DH, certain of our other subsidiaries and certain material creditors of DH entered into a Settlement Agreement and a Plan Support Agreement. The Settlement Agreement was filed with and is subject to bankruptcy court approval.  A hearing on the Settlement Agreement has been scheduled for June 1, 2012. The Plan Support Agreement contemplates the filing of a revised Plan by May 30, 2012 and the completion of the restructuring by September 28, 2012.  Please read Note 3—Chapter 11 Cases for further discussion.

As a result of the Chapter 11 Cases, we deconsolidated our investment in DH and its wholly-owned subsidiaries as of November 7, 2011.  Financial statements presented after November 7, 2011 reflect our investment in, and the results of operations of, DH and its wholly-owned subsidiaries under the equity method of accounting.

The following discussion includes information related to our unconsolidated investment in DH, which includes the Gas and DNE segments.  We have included this information because management continues to review the results of the company on an enterprise-wide basis and we believe it is meaningful to investors.  The following is an abbreviated chart depicting our organizational structure, including the Debtor Entities and the other entities that were deconsolidated effective November 7, 2011:

LIQUIDITY AND CAPITAL RESOURCES

Overview

In this section, we describe our liquidity and capital requirements including our sources and uses of liquidity and capital resources.  Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, fixed capacity payments and contractual obligations, capital expenditures (including required environmental expenditures) and working capital needs.  Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs and other costs such as payroll.

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

As a result of the expected transfer of Coal Holdco and the lack of operating assets until DH’s expected emergence from bankruptcy, we believe there is substantial doubt about our ability to continue as a going concern.  For additional information please read Note 3—Chapter 11 Cases.

Current Liquidity.  The following tables summarize our liquidity position, including the consolidated liquidity of DH, our wholly-owned subsidiary accounted for as an equity method investment at May 4, 2012 and March 31, 2012:

	May 4, 2012
	DMG (1)	Other (2)	Dynegy Inc. (as reported)	DPC (1)	Other DH (3)	Total
	(in millions)
LC capacity, inclusive of required reserves (4)	$42	$—	$42	$297	$27	$366
Less: Required reserves (4)	(1)	—	(1)	(8)	(1)	(10)
Less: Outstanding letters of credit	(30)	—	(30)	(283)	(26)	(339)

LC availability	11	—	11	6	—	17
Cash and cash equivalents	87	288	375	17	334	726
Collateral posting account (5)	74	—	74	166	—	240

Total available liquidity (6)	$172	$288	$460	$189	$334	$983

	March 31, 2012
	DMG (1)	Other (2)	Dynegy Inc. (as reported)	DPC (1)	Other DH (3)	Total
	(in millions)
LC capacity, inclusive of required reserves (4)	$42	$—	$42	$297	$27	$366
Less: Required reserves (4)	(1)	—	(1)	(8)	(1)	(10)
Less: Outstanding letters of credit	(29)	—	(29)	(283)	(26)	(338)

LC availability	12	—	12	6	—	18
Cash and cash equivalents	104	306	410	50	339	799
Collateral posting account (5)	72	—	72	142	—	214

Total available liquidity (6)	$188	$306	$494	$198	$339	$1,031

(1)          The DPC Credit Agreement and the DMG Credit Agreement limit distributions by DPC and DMG to their parents to $135 million and $90 million per fiscal year, respectively, provided certain conditions are met.

(2)          Other cash consists of $271 million and $280 million at Coal Holdco and $17 million and $26 million at Dynegy as of May 4, 2012 and March 31, 2012, respectively.

(3)          Other DH cash consists of $306 million and $305 million at Dynegy Gas Holdco, LLC; $9 million and $13 million at Dynegy Administrative Services Company; $18 million and $20 million at DH; and $1 million and $1 million at Dynegy Northeast Generation, Inc as of May 4, 2012 and March 31, 2012, respectively.

(4)          The LC facilities were collateralized with cash proceeds received under the DPC and DMG Credit Agreements, and such proceeds from the DMG Credit Agreement are currently included in Restricted cash on our unaudited condensed consolidated balance sheets.  The amount of the LC availability plus any unused required reserves of 3 percent on the unused capacity, may be withdrawn from the LC facilities with three days written notice for unrestricted use in the operations of the applicable entity.  LC capacity as of May 4, 2012 and March 31, 2012 reflects a reduction in capacity for DMG and DPC following the requested release of unused cash collateral from restricted cash.  Actual commitment amounts under each of the respective credit agreements have not been reduced, and DMG and DPC can increase the LC capacity up to the original commitment amount in the future by posting additional cash collateral.

(5)          The collateral posting account included in the above liquidity tables is restricted per the DMG Credit Agreement and the DPC Credit Agreement and may be used for future collateral posting requirements or released per the terms of the applicable credit agreement.  Amounts related to the DMG Credit Agreement are included in Restricted cash on our unaudited condensed consolidated balance sheets.

(6)          Does not reflect our ability to use the first lien structure as described in “Collateral Postings” below.

DPC and DMG Restricted Payments.  The DPC Credit Agreement and the DMG Credit Agreement allow distributions by DPC and DMG to their parents of up to $135 million and $90 million per year, respectively, provided the borrower and its subsidiaries would possess at least $50 million of unrestricted cash and short-term investments as of the date of such proposed distribution.

Collateral Postings.  We use a significant portion of our capital resources in the form of cash and letters of credit to satisfy counterparty collateral demands.  These counterparty collateral demands reflect our non-investment grade credit ratings and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.  The following table summarizes our collateral postings to third parties by legal entity at May 4, 2012, March 31, 2012 and December 31, 2011:

	May 4, 2012	March 31, 2012	December 31, 2011
	(in millions)
Dynegy Midwest Generation, LLC and Dynegy Inc.:
Cash (1)	$14	$16	$11
Letters of credit	30	29	38

Total DMG and Dynegy Inc. (as reported)	44	45	49

Dynegy Power, LLC (2):
Cash	$109	$142	$44
Letters of credit	283	283	386

Total DPC	392	425	430

Dynegy Holdings, LLC (2):
Cash	$—	$—	$—
Letters of credit	26	26	26

Total DH	26	26	26

(1)                      Includes Broker margin account on our unaudited condensed consolidated balance sheets, as well as other collateral postings included in Prepayments and other current assets on our unaudited condensed consolidated balance sheets.

(2)                      Includes collateral postings made by DH and its consolidated subsidiaries.  These entities were deconsolidated effective November 7, 2011.

The change in letters of credit postings from December 31, 2011 to March 31, 2012 is primarily due to a decision to post cash as collateral from the Collateral Posting Accounts instead of letters of credit.  Collateral postings decreased from March 31, 2012 to May 4, 2012 primarily due to settlements and market conditions.

In addition to cash and letters of credit posted as collateral, we have granted additional permitted first priority liens on the assets already subject to first priority liens under the DMG Credit Agreement and the DPC Credit Agreement. The additional liens were granted as collateral under certain of our commodity derivative agreements in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements.  The counterparties under such agreements would share the benefits of the collateral subject to such first priority liens ratably with the lenders under the DMG Credit Agreement and the DPC Credit Agreement.  The fair value of DMG’s commodity derivatives collateralized by first priority liens, netted by counterparty, included liabilities of $9 million and $7 million at May 4, 2012 and March 31, 2012, respectively.  The fair value of DPC’s commodity derivatives collateralized by first priority liens, netted by counterparty, included liabilities of $52 million and $68 million at May 4, 2012 and March 31, 2012, respectively.

We expect counterparties’ future collateral demands to continue to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their views of our creditworthiness.  Our ability to use forward economic hedging instruments could be limited due to the collateral requirements the use of such instruments entails.

Operating Activities

Historical Operating Cash Flows.  Our cash flow used in operations totaled $20 million for the three months ended March 31, 2012 primarily due to general and administrative expenses and interest payments to service debt.

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

Investing Activities

Capital Expenditures.  We had approximately $23 million and $66 million in capital expenditures during the three months ended March 31, 2012 and 2011, respectively.  Our capital spending by reportable segment was as follows:

	For the Three months ended
	March 31,
	2012	2011
	(in millions)
Coal	$23	$42
Gas (1)	—	24
DNE (1)	—	—
Other and eliminations (1)	—	—

Total	$23	$66

(1)          Effective November 7, 2011 the legal entities included in these segments were deconsolidated.  Capital expenditures for the three months ended March 31, 2012 related to the legal entities included in these segments, but not shown in the table above, were $8, zero, and $1 for Gas, DNE and Other, respectively.

Capital spending in our Coal segment primarily consisted of environmental and maintenance capital projects.   The decrease in our capital expenditures in our Coal segment is largely due to completion of projects related to our Consent Decree.

Other Investing Activities.  There was a $58 million net cash inflow related to the restricted cash balances associated with the DMG LC Facility and the DMG Credit Agreement during the three months ended March 31, 2012.  During the first quarter of 2012, we requested the release of unused cash collateral related to the DMG LC Facility.  The actual capacity of the DMG LC Facility has not been reduced, but in the event additional letters of credit are posted, we would be required to post additional collateral.

Cash outflow for purchases of short-term investments during the three months ended March 31, 2011 totaled $75 million.  Cash inflow related to maturities of short-term investments for the three months ended March 31, 2011 was $70 million.  There was a $20 million cash inflow related to restricted cash balances during the three months ended March 31, 2011 due to a release of $50 million related to the expiration of a security and deposit agreement offset by an increase of $30 million in the restricted cash balance related to the Sithe senior notes.  Other included $4 million of property insurance claim proceeds.

Financing Activities

Historical Cash Flow from Financing Activities.  Cash flow used in financing activities totaled $1 million for the three months ended March 31, 2012 due to repayments of borrowings on the DMG Credit Agreement.

Cash flow provided by financing activities totaled $1 million for the three months ended March 31, 2011 due to proceeds from stock option exercises.

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

Financial Covenants.  We are not subject to any financial covenants.

Dividends on Common Stock.  Dividend payments on our common stock are authorized at the discretion of our Board of Directors and applicable law.  We did not declare or pay a cash dividend on common stock during the quarter ended March 31, 2012.

Credit Ratings

Our credit rating status is currently “non-investment grade” and our current ratings are as follows:

	Standard & Poor’s	Moody’s	Fitch

Dynegy Inc.:
Corporate Family Rating (1)	CC	NR	CC
DH:
Corporate Family Rating (1)	D	NR	D
Senior Unsecured (1)	D	NR	CC
DPC:
Senior Secured	B	B2	B

(1)          Moody’s Investor Services withdrew its Corporate family rating and the rating of the DH senior unsecured bonds after the Debtor Entities filed the Chapter 11 Cases.

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

RESULTS OF OPERATIONS

Overview

In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three month periods ended March 31, 2012 and 2011.  We have included our outlook for each segment at the end of this section.

As a result of the Chapter 11 Cases, we deconsolidated our investment in DH and its wholly-owned subsidiaries as of November 7, 2011.  Financial statement periods presented after November 7, 2011 reflect our investment in, and the results of operations of, DH and its wholly-owned subsidiaries under the equity method of accounting.  For further discussion, please read Note 3—Chapter 11 Cases—Accounting Impact in our Form 10-K.

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

EBITDA and Adjusted EBITDA.  We define EBITDA as earnings (loss) before interest expense, income tax expense (benefit), and depreciation and amortization expense.  We define Adjusted EBITDA as EBITDA adjusted to exclude (i) gains or losses on the sale of assets, (ii) the impacts of mark-to-market changes on economic hedges related to our generation portfolio, (iii) the impact of impairment charges and certain other costs such as those associated with the internal reorganization, including those charges and costs embedded in losses from unconsolidated investments on our consolidated statements of operations, (iv) amortization of intangible assets related to the Sithe acquisition, and (v) income or expense on up front premiums received or paid for financial options in periods other than the strike periods.  Our Adjusted EBITDA for the three months ended March 31, 2011, is based on our prior methodology which did not include (i) adjustments for up front premiums, (ii) amortization of intangible assets related to the Sithe acquisition, or (iii) mark-to-market adjustments for financial activity not related to our generation portfolio.  We believe EBITDA and Adjusted EBITDA provide a meaningful representation of our operating performance.  We consider EBITDA as another way to measure financial performance on an ongoing basis.  Adjusted EBITDA is meant to reflect the operating performance of our power generation fleet; consequently, it excludes the impact of mark-to-market accounting, impairment charges and gains and losses on sales of assets, and other items that could be considered “non-operating” or “non-core” in nature.  Because EBITDA and Adjusted EBITDA are financial measures that management uses to allocate resources, determine our ability to fund capital expenditures, assess performance against our peers and evaluate overall financial performance, we believe they provide useful information for our investors.  In addition, many analysts, fund managers and other stakeholders that communicate with us typically request our financial results in an EBITDA and Adjusted EBITDA format.

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

Consolidated Summary Financial Information — Three months ended March 31, 2012

Effective November 7, 2011, we deconsolidated our investment in DH.  As a result, the results of our Gas and DNE segments, as well as certain items in the Other segment, are not included in our 2012 consolidated results.  The following table provides summary financial data regarding our consolidated and segmented results of operations for the three month periods ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Revenues	$177	$505	$(328)	(65)%
Cost of sales	(86)	(278)	192	69%

Gross margin, exclusive of depreciation shown separately below	91	227	(136)	(60)%
Operating and maintenance expense, exclusive of depreciation shown separately below	(39)	(110)	71	65%
Depreciation and amortization expense	(50)	(126)	76	60%
General and administrative expenses	(23)	(40)	17	43%

Operating loss	(21)	(49)	28	57%
Interest expense	(37)	(89)	52	58%
Other income and expense, net	—	1	(1)	(100)%

Loss from continuing operations before income taxes	(58)	(137)	79	58%
Income tax benefit	—	60	(60)	(100)%

Net loss	$(58)	$(77)	$19	25%

The following tables provide summary financial data regarding our operating income (loss) by segment for the three month periods ended March 31, 2012 and 2011, respectively:

	Three months ended March 31, 2012
	Coal	Other	Total
	(in millions)
Revenues	$177	$—	$177
Cost of sales	(86)	—	(86)

Gross margin, exclusive of depreciation shown separately below	91	—	91
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(39)	—	(39)
Depreciation and amortization expense	(50)	—	(50)
General and administrative expense	(9)	(14)	(23)

Operating loss	$(7)	$(14)	$(21)

	Three months ended March 31, 2011
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$200	$267	$38	$—	$505
Cost of sales	(91)	(165)	(22)	—	(278)

Gross margin, exclusive of depreciation shown separately below	109	102	16	—	227
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(40)	(42)	(27)	(1)	(110)
Depreciation and amortization expense	(90)	(34)	—	(2)	(126)
General and administrative expense	(11)	(13)	(4)	(12)	(40)

Operating income (loss)	$(32)	$13	$(15)	$(15)	$(49)

The following tables provide summary financial data regarding our Adjusted EBITDA by segment for the three month periods ended March 31, 2012 and 2011, respectively.

	Three months ended March 31, 2012
	Coal	Gas	DNE	Other	Total
	(in millions)
Net loss					$(58)
Income tax benefit					—
Interest expense					37

Operating loss	$(7)	$—	$—	$(14)	$(21)
Depreciation and amortization expense	50	—	—	—	50

EBITDA	43	—	—	(14)	29
Restructuring costs	—	—	—	14	14
Mark-to-market income, net	(30)	—	—	—	(30)
Deconsolidated Adjusted EBITDA	13	—	—	—	13
Adjustment to include Adjusted EBITDA from unconsolidated investments(1)	—	25	(15)	1	11
Adjusted EBITDA	$13	$25	$(15)	$1	$24

(1)          We did not include any losses from DH in our consolidated results for the three months ended March 31, 2012 because to do so would have reduced our investment below zero and we do not have an obligation to fund such losses.  However, we have included the Adjusted EBITDA from DH in this adjustment because management focuses on the operating performance of our entire power generation fleet.  A reconciliation of Adjusted EBITDA to Operating income (loss) for our investment in DH is presented below:

	Three months ended March 31, 2012
	Gas	DNE	Other	Total
	(in millions)

Operating income (loss)	$19	$(15)	$(6)	$(2)
Depreciation and amortization expense	20	—	2	22

EBITDA	39	(15)	(4)	20
Mark-to-market income, net	(25)	—	—	(25)
Restructuring charges	—	—	5	5
Premium adjustment	1	—	—	1
Sithe amortization	10	—	—	10

Adjusted EBITDA	$25	$(15)	$1	$11

	Three months ended March 31, 2011
	Coal	Gas	DNE	Other	Total
	(in millions)
Net loss					$(77)
Income tax benefit					(60)
Interest expense					89
Other items, net					(1)

Operating income (loss)	$(32)	$13	$(15)	$(15)	$(49)
Other items, net	—	—	—	1	1
Depreciation and amortization expense	90	34	—	2	126

EBITDA	58	47	(15)	(12)	78
Merger agreement transaction costs	—	—	—	9	9
Executive separation agreement expenses	—	—	—	3	3
Mark-to-market (income) loss, net	7	(20)	10	—	(3)

Adjusted EBITDA	$65	$27	$(5)	$—	$87

Discussion of Consolidated Results of Operations

Revenues.  Revenues decreased by $328 million from $505 million for the first quarter 2011 to $177 million for the first quarter 2012.  Of this decrease, $305 million is due to the deconsolidation of DH and $23 million is due to lower market prices in the first quarter 2012, compared to the first quarter 2011.

Cost of Sales.  Cost of sales decreased by $192 million from $278 million for the first quarter 2011 to $86 million for the first quarter 2012.  Of this decrease, $187 million is due to the deconsolidation of DH.  The remaining decrease is the result of lower fuel costs as a result of lower generation volumes, as further described in our segment discussion.

Operating and Maintenance Expense, Exclusive of Depreciation Shown Separately Below.  Operating and maintenance expense decreased by $71 million from $110 million for the first quarter 2011 to $39 million for the first quarter 2012.  Of this decrease, $70 million is due to the deconsolidation of DH.

Depreciation and Amortization Expense.  Depreciation expense decreased by $76 million from $126 million for the first quarter 2011 to $50 million for the first quarter 2012.  Of this decrease, $36 million is due to the deconsolidation of DH.  In addition, the Vermilion facility was mothballed during the first quarter 2011 and subsequently retired resulting in a decrease of $50 million.  Offsetting these decreases was a charge of $8 million related to the adjustment of the asset retirement obligations associated with Vermilion and additional depreciation related to Consent Decree projects placed into service.

General and Administrative Expenses.  General and administrative expenses decreased by $17 million from $40 million for the three months ended March 31, 2011 to $23 million for the three months ended March 31, 2012.  General and administrative expenses decreased approximately $30 million due to the deconsolidation of DH.  The decrease associated with the deconsolidation of DH was partially offset by approximately $5 million in higher restructuring costs in 2012 compared to 2011.

Losses from Unconsolidated Investments.  We did not record any losses from our unconsolidated investment in DH for the three months ended March 31, 2012 because to do so would have reduced our investment in DH below zero and we do not have an obligation to fund such losses.

Interest Expense.  Interest expense totaled $37 million and $89 million for the three months ended March 31, 2012 and 2011, respectively.  The decrease was primarily driven by the absence of interest expense in the three months ended March 31, 2012 related to the DH unsecured notes and debentures as a result of the Chapter 11 Cases and the repayment of DH’s prior credit agreement.  These decreases were partially offset by interest related to the DMG Credit Agreement which has higher borrowing rates.

Income Tax Benefit.  We reported an income tax of zero for the three month period ended March 31, 2012, compared to an income tax benefit of $60 million for the three months ended March 31, 2011.  The effective tax rate in 2012 was zero compared to 44 percent for 2011.

For the three month period ended March 31, 2012, the difference between the effective rate of zero and the statutory rate of 35 percent resulted primarily from a valuation allowance to eliminate our net deferred tax assets partially offset by the impact of state taxes.  As of March 31, 2012, we do not believe we will produce sufficient future taxable income, nor are there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences.

For the three month period ended March 31, 2011, the difference between the effective rate of 44 percent and the statutory rate of 35 percent resulted primarily from a benefit of $9 million related to an increase in state NOLs due to the acceptance of amended returns, partially offset by an expense of $3 million related to an increase in the Illinois statutory rate.

Adjusted EBITDA.  Adjusted EBITDA decreased by $63 million from $87 million for the first quarter 2011 to $24 million for the first quarter 2012 primarily due to lower overall market and capacity prices in the first quarter 2012 compared to the first quarter 2011.  Offsetting the decrease to Adjusted EBITDA from lower pricing, operating expense decreased primarily due to lease expense associated with the DNE assets no longer being accrued and general and administrative expense decreased due to a reduction in headcount.  Also offsetting the decrease to Adjusted EBITDA from lower pricing was a change in methodology associated with amortization of intangibles related to the Sithe acquisition of $10 million.  Beginning in 2012, the amortization associated with Sithe’s intangible asset and liabilities is no longer included as part of Adjusted EBITDA.

Discussion of Segment Results of Operations

Effective November 7, 2011, we deconsolidated our investment in DH.  As a result, the results of our Gas and DNE segments, as well as certain items in the Other segment, were not included in our 2012 consolidated results but instead are reflected in the results of DH, our equity method investment.  We have included the results for the Gas and DNE segments in our Discussion of Segment Results of Operations because management still reviews the results of the company on an enterprise-wide basis and we believe it is meaningful to investors.

Coal Segment.  Both on-peak and off-peak power prices were lower in the first quarter 2012 compared to the first quarter 2011 while generation volumes decreased period over period.

The following table provides summary financial data regarding our Coal segment results of operations for the three month periods ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$124	$189	$(65)	(34)%
Capacity	—	1	(1)	(100)%
Financial transactions:
Mark-to-market income (loss)	30	(7)	37	529%
Financial settlements	23	17	6	35%

Total financial transactions	53	10	43	430%

Total revenues	177	200	(23)	(12)%
Cost of sales	(86)	(91)	5	5%

Gross margin	$91	$109	$(18)	(17)%

Million Megawatt Hours Generated	5.6	6.0	(0.4)	(7)%
In Market Availability for Coal Fired Facilities (1)	94%	92%
Average Quoted On-Peak Market Power Prices ($/MWh) (2):
Cinergy (Cin Hub)	$30	$41	$(11)	(27)%

(1)                     Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(2)                     Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

Gross margin for Coal decreased by $18 million from $109 million for the three months ended March 31, 2011, to $91 million for the three months ended March 31, 2012.

Energy revenue and the corresponding cost of sales decreased by $65 million and $5 million, respectively, for a net decrease in energy margin of $60 million.  Energy revenues decreased due to lower power prices in the MISO market associated with warmer than normal weather and lower load demand.  Generation volumes were down due to lower demand as a result of a mild winter which resulted in fewer day-ahead commitments at Hennepin and lower day-ahead commitment levels at Havana and Wood River in the first quarter 2012 compared to the first quarter 2011, as well as the mothballing and subsequent retirement of the Vermilion facility in 2011.  The retirement of Vermilion also contributed to the lower cost of sales as Vermilion had a higher delivered fuel cost.

Mark-to-market revenue increased by $37 million due to a net change in mark-to-market loss of $7 million in the first quarter 2011 compared to a mark-to-market gain of $30 million in the first quarter 2012.  As we have sold power forward, when power prices decline, power swaps become more in the money.  Day ahead on-peak prices were down 27 percent and day ahead off-peak prices were down 23 percent from first quarter 2011 to first quarter 2012.  These increases from lower pricing are partially offset by the settlement of in the money positions.

Settlements revenue increased by $6 million primarily due to an increase in revenue received related to power swaps.  We use power swaps to hedge our physical generation and thus the coal segment has a short position for these instruments which causes the value of these swaps to increase as power prices have fallen more sharply in the first quarter 2012 compared to the first quarter 2011.

Gas Segment.  As discussed above, our first quarter 2012 consolidated results do not include the results of our Gas segment due to the deconsolidation of DH.  Spark spreads at PJM and in the west were higher in 2012 compared to 2011 while spark spreads in the northeast were down.  Generation volumes were higher across all regions period over period.

The following table provides summary financial data regarding our Gas segment results of operations for the three month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$159	$111	$48	43%
Capacity	58	67	(9)	(13)%
Tolls	20	19	1	5%
RMR	1	1	—	—
Natural gas	32	64	(32)	(50)%
Financial transactions:
Mark-to-market income	43	20	23	115%
Financial settlements	(41)	(13)	(28)	(215)%
Option premiums	(1)	1	(2)	(200)%

Total financial transactions	1	8	(7)	(88)%
Other (1)	(3)	(3)	—	—

Total revenues	268	267	1	—
Cost of sales	(180)	(165)	(15)	(9)%

Gross margin	$88	$102	$(14)	(14)%

Million Megawatt Hours Generated (2)	5.9	2.6	3.3	127%
Average Capacity Factor for Combined Cycle Facilities (3)	61%	27%
Average Quoted On-Peak Market Power Prices ($/MWh) (4):
Commonwealth Edison (NI Hub)	$30	$39	$(9)	(23)%
PJM West	$35	$51	$(16)	(31)%
North Path 15 (NP 15)	$27	$35	$(8)	(23)%
New York—Zone A	$31	$42	$(11)	(26)%
Mass Hub	$36	$65	$(29)	(45)%
Average Market Spark Spreads ($/MWh) (5):
PJM West	$15	$11	$4	36%
North Path 15 (NP 15)	$5	$3	$2	67%
New York—Zone A	$9	$8	$1	13%
Mass Hub	$11	$17	$(6)	(35)%

Average natural gas price—Henry Hub ($/MMBtu) (6)	$2.46	$4.16	$(1.70)	(41)%

(1)                      Other includes ancillary services and other miscellaneous items.

(2)                      Includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility for the three months ended March 31, 2012 and 2011, respectively.

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

Gross margin for Gas decreased by $14 million from $102 million for the three months ended March 31, 2011, to $88 million for the three months ended March 31, 2012.

Energy revenue and the corresponding cost of sales increased by $48 million and $15 million, respectively, for a net increase in energy margin of $33 million.  Energy revenue and cost of sales increased due to higher volumes generated.  Volumes were up due to higher spark spreads at Moss Landing, Kendall and Ontelaunee in the first quarter 2012 compared to the first quarter 2011.  Volumes were also up due to an outage at Casco Bay in the first quarter 2011 that was not repeated in the first quarter 2012.  Casco Bay experienced a significant outage in the first quarter 2011 due to required turbine blade repairs.  The increases caused by the higher generation volumes were partially offset by lower market pricing across all regions.  Pricing was adversely impacted by congestion constraints primarily at Ontelaunee and Independence which were triggered by weak loads due to mild weather conditions.

Capacity revenue decreased by $9 million due to lower capacity prices in the PJM market in the first quarter 2012 compared to the first quarter 2011.  Capacity prices have decreased significantly year over year due to excess capacity in the market.

Natural gas revenue decreased by $32 million due to a decrease in volumes sold and lower pricing in the first quarter 2012 compared to the first quarter 2011. We do not have any gas storage capabilities and thus all of the gas we purchase must be used in generation activities or sold back to the market.  Higher generation across the Gas fleet in 2012 led to less natural gas being available for sale in the first quarter 2012.

Mark-to-market revenue increased by $23 million due to a net change in mark-to-market revenue of $20 million in the first quarter 2011 to $43 million in the first quarter 2012.  The increase is due to the settlement of out of money gas put option as gas prices dropped more significantly compared to our put options in the first quarter 2012 compared to the first quarter 2011.

Settlement revenue decreased by $28 million primarily due to an increase in settlement expense associated with our long gas positions executed in the fourth quarter of 2011.  As we are long in these positions, the value of the instruments decreased as the price of natural gas declined.

DNE Segment.  As discussed above, our 2012 consolidated results do not include the results of our DNE segment due to the deconsolidation of DH.  During the first quarter, average spark spreads were flat year over year and dark spreads at Danskammer were compressed by lower Zone G power prices and increased coal prices.

The following table provides summary financial data regarding our DNE segment results of operations for the three month periods ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$4	$34	$(30)	(88)%
Capacity	2	4	(2)	(50)%
Financial transactions:
Mark-to-market income (loss)	—	(10)	10	100%
Financial settlements	—	9	(9)	(100)%

Financial transactions	—	(1)	1	100%
Other (1)	1	1	—	—

Total revenues	7	38	(31)	(82)%
Cost of sales	(6)	(22)	16	73%

Gross margin	$1	$16	$(15)	(94)%

Million Megawatt Hours Generated	0.1	0.4	(0.3)	(75)%
In Market Availability for Coal Fired Facilities (2)	99%	95%
Average Capacity Factor—Coal	8%	50%
Average Capacity Factor—Gas	1%	1%
Average Quoted On-Peak Market Power Prices ($/MWh) (3):
New York—Zone G	$37	$64	$(27)	(42)%
Average Market Spark Spreads ($/MWh) (4):
Fuel Oil	$(162)	$(98)	$(64)	(65)%

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

Gross margin for DNE decreased by $15 million from $16 million for the three months ended March 31, 2011, to $1 million for the three months ended March 31, 2012.

Energy revenue and the corresponding cost of sales both decreased by $30 million and $16 million respectively for a net decrease in energy margin of $14 million. Energy margin decreased due to lower power prices and lower generation volumes.   The decrease in volumes is due to generation costs associated with Roseton and Danskammer being higher than what could have been realized in the market for longer periods of time in the first quarter 2012 compared to the first quarter 2011.

Mark-to-market revenue increased by $10 million and settlement revenue decreased by $9 million due to the closing of the financial positions associated with DNE in 2011.  We did not enter into any new financial transactions,  resulting in no mark-to-market and settlement activity in the current year.

Capacity revenue decreased by $2 million due to lower capacity prices in the NYISO capacity market in the first quarter 2012 compared to the first quarter 2011.

Outlook

We are focused on reducing and consolidating non-plant support activities and achieving cost efficiencies at our operating facilities and corporate support functions.  Going forward, we have an operating fleet supported by our service contracts, which has resulted in adjusting corporate functions to support the new operational model.  As previously discussed, the Gas and DNE segments are owned by DH, which is accounted for as an equity method investment.  For purposes of this discussion, we have included both the Gas and DNE segments, as management still reviews the results of the company on an enterprise-wide basis and we believe it is meaningful to investors.

On November 7, 2011, the Debtor Entities filed the Chapter 11 Cases.  Neither Dynegy nor any of its direct or indirect subsidiaries other than the five Debtor Entities sought protection from creditors, and none of those entities are debtors under Chapter 11 of the Bankruptcy Code.  The Debtor Entities continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Coal Holdco and its indirect, wholly-owned subsidiary, DMG, as well as all other subsidiaries of DH other than the Debtor Entities, including DPC and all of its subsidiaries, are not included in the Chapter 11 Cases.  The normal day-to-day operations of the coal-fired power generation facilities held by DMG and the gas-fired generation facilities held by DPC will continue without interruption.

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

Our Consent Decree requires substantial emission reductions from our Illinois coal-fired power plants and the completion of several supplemental environmental projects in Illinois.  We have achieved all emission reductions scheduled to date under the Consent Decree and only Baldwin Unit 2 has material outstanding Consent Decree work yet to be performed, which is scheduled for completion by the end of 2012.  We expect our costs associated with the remaining Consent Decree projects as of March 31, 2012 to be approximately $54 million and $3 million for the remainder of 2012 and 2013, respectively.  This estimate includes a number of assumptions about uncertainties beyond our control, such as costs associated with labor and materials.

Our expected coal requirements are 99 percent contracted and priced in 2012.  Our forecasted coal requirements for 2013 are 62 percent contracted and 29 percent priced.  The remaining contracted volumes are unpriced but are subject to a price collar structure.  Our coal transportation requirements are 100 percent contracted and priced through 2013.  Coal transportation rates will be renewed in 2014 at levels higher than our current rates.  We continue to explore various alternative contractual commitments and financial options, as well as facility modifications, to ensure stable and competitive fuel supplies and to mitigate further supply risks for near- and long-term coal supplies.

Our Coal expected generation volumes are volumetrically 59 percent hedged through 2012 and approximately 6 percent hedged for 2013.

Recent moves by various market transmission-owning entities expressing their intentions to either join or exit the MISO could impact system planning reserve margins in the future.  The MISO filed proposed Resource Adequacy Enhancements with FERC on July 20, 2011.  The proposed tariff revisions require capacity to be procured on a zonal basis for a full planning year (June 1 - May 31) versus the current monthly requirement, with procurement occurring two months ahead of the planning year.  If approved, the new construct would be in place for the 2013-14 Planning Year.  While the proposed new construct is an incremental improvement over the status quo, it is unlikely to have an influence on capacity prices in the near future due to excess capacity in the MISO market.  In addition, increased market participation by demand response resources offset by potential retirement of marginal MISO coal capacity due to poor economics or expected environmental mandates could also affect MISO capacity and energy market prices in the future.

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

The CAISO capacity market is bilateral in nature. The load-serving entities are required to procure sufficient resources for their peak load plus a fifteen percent reserve margin.  The CAISO footprint currently has a capacity surplus due to a weak economy and increased participation from renewable resources. The CAISO faces challenges to ensure system reliability as well as adequate ancillary services in the future with the mandate to have 33 percent renewable resources by 2020. The combination of bilateral markets, one-off utility procurements, and short-term requirements make this a larger concern than in other markets where multi-year forward requirements and more transparent markets are in place.

The South Bay power generation facility has been permanently retired and is currently in the process of being  decommissioned.  We have a contractual obligation to demolish the facility and potentially remediate specific parcels of the property.  Our cost estimates for the demolition of the facility have not been finalized, but our obligation is expected to be approximately $22 million, exclusive of certain rental payments that will be due the Port of San Diego.  Our estimate of the demolition costs will likely change as we enter into contracts related to demolition activities.

The estimated useful lives of our generation facilities consider environmental regulations currently in place.  With respect to Units 6 and 7 at our Moss Landing facility, we are continuing to review the potential impact of the California Water Intake Policy.  We are currently depreciating these units through 2024; however, depending on the ultimate impact of the California Water Intake Policy, we may determine that we would be required to install cooling systems that could render operation of the units uneconomical.  If such a determination were to be made, we could decide to reduce operations or cease to operate the units as early as December 31, 2017.  A decision to cease operations at the end of 2017 would result in the acceleration of depreciation on the remaining net book values of the units, which totaled $329 million at March 31, 2012.

In New England, five forward capacity auctions have been held since the ISO-NE transitioned to a forward capacity market in June 2010.  Capacity clearing prices have ranged from a high of $4.50 per kW-month for the 2010-2011 market period to a low of $2.95 per kW-month for the 2013-2014 market period.  We anticipate the next forward capacity market auction for the 2015-2016 market period to clear at the floor price of approximately $3.43 per kW-month.   The annual auctions continue to clear at the designated floor due to oversupply conditions.  Efforts to implement prospective improvements in the forward capacity market design are currently underway in active proceedings at FERC and in discussions by the ISO and its stakeholders.

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

Although capacity prices have been trending downward in NYISO due to surplus capacity and lower demand, the summer auction for 2012 cleared at $1.25 per kW-month.  This is approximately $0.70 higher than last summer, which cleared at $0.55 per kW-month.  Approximately 71 percent of the capacity revenue for our Independence facility has been contracted at a favorable premium compared to current market prices through 2014.

Currently, our Gas portfolio is approximately 93 percent hedged volumetrically through 2012 and approximately 41 percent hedged for 2013.

We plan to continue our hedging program for Gas over a rolling 12-36 month period using various instruments.  Beyond 2013, the portfolio is largely open, positioning Gas to benefit from possible future power market pricing improvements.

DNE.  DNE is comprised of the Roseton and Danskammer facilities located in Newburgh, New York, with a total capacity of 1,693 MW.  A total of 1,570 MW of generation capacity relates to leased units at the two facilities.  In connection with the Chapter 11 Cases, the Debtor Entities rejected these long-term leases.  The Debtor Entities have continued to operate the leased facilities to the extent necessary to comply with applicable federal and state regulatory requirements until operational control of the facilities is permitted to be transitioned.

A substantial portion of expected physical coal supply and delivery requirements for 2012 is fully contracted and priced for the forecasted run throughout the remainder of the year.  Shortfall due to unexpectedly high burn rates will be purchased in the spot market from domestic suppliers.  We have not hedged any of our generation volumes for 2012.

Please read Note 3—Chapter 11 Cases for a discussion of the developments in our Chapter 11 Cases.

Other.  Other includes traditional corporate support functions, including those services contemplated in the various service agreements, including the Service Agreements, Energy Management Agreements, Tax Sharing Agreements and Cash Management Agreements, which were entered into in conjunction with the Reorganization.

During 2011, we initiated a new cost and performance improvement initiative, known as PRIDE (“Producing Results through Innovation by Dynegy Employees”), which is designed to drive recurring cash flow benefits by optimizing our cost structure, implementing company-wide process and operating improvements, and improving balance sheet efficiency.   For the full year ending December 31, 2012, we are targeting additional margin and cost improvements of $39 million, and a $100 million in balance sheet improvements.  These targets are in addition to the PRIDE improvements achieved in 2011 which included $70 million in margin and cost improvements and $376 million in balance sheet improvements.  Of the $39 million targeted for 2012, we recognized $8 million in margin and cost improvements as of March 31, 2012; of the $100 million in balance sheet improvements targeted for 2012, we have recognized $64 million as of March 31, 2012.

Environmental and Regulatory Matters

Please read Item 1. Business—Environmental Matters in our Form 10-K for the period ended December 31, 2011 for a more detailed discussion.

The Clean Air Act

In fall 2011, the EPA withdrew its reconsideration of the ozone NAAQS that it had adopted in 2008 and announced that it would move forward with implementation of that standard.  In February 2012, the EPA proposed a rule to establish an approach for classifying ozone nonattainment areas and set deadlines for attainment. The EPA plans to make final nonattainment area designations regarding the 2008 ozone NAAQS by mid 2012.  Based on the Illinois EPA’s recommendations, the EPA intends to designate as ozone nonattainment the St. Louis-St. Charles-Farmington, Missouri-Illinois area, which includes Madison County, Illinois, the location of our Wood River station.  While Madison County does not exceed the 2008 ozone standard, the EPA has concluded that the county contributes to exceedance of the standard in the multi-state area due to the county’s relatively high NOx and VOC emissions and vehicle miles traveled.  In accordance with the EPA’s proposed rule, the affected multi-state area would be classified as marginal nonattainment with an attainment deadline in 2015. Once the nonattainment designations take effect, the designations govern subsequent regulatory actions that states must take to improve air quality.  While the nature and scope of potential future requirements concerning the 2008 ozone NAAQS cannot be predicted with confidence at this time, a requirement for additional NOx emission reductions at our Wood River facility, or any of our other facilities, for purposes of the 2008 ozone NAAQS, may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.

The Clean Water Act

California Water Intake Policy.  Compliance with the California State Water Board’s Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling (the “Policy”) would be required at our Morro Bay facility by December 31, 2015 and at our Moss Landing facility by December 31, 2017.  In March 2012, the Statewide Advisory Committee on Cooling Water Intake Structures (SACCWIS) reported its recommendations to the Board on the Policy’s compliance deadlines, recommending that the Board recognize it may be necessary to modify final compliance dates for generating units due to projected capacity needs in the ISO balancing authority area.  The SACCWIS concluded that, based on the state’s electric system needs, it is possible that additional reliability studies may justify revisions to the final compliance date for some or all of Moss Landing’s capacity, but that it did not believe an extension of the final compliance date for Morro Bay is necessary at this time.

Effluent Guidelines for Steam Electric Units.  In April 2012, the EPA and environmental group petitioners   agreed to extend the deadline for the EPA to release proposed revisions to the Effluent Guidelines for steam electric units until November 20, 2012 and to extend the deadline for final action on the proposal until April 28, 2014.  We are unable to predict the impact of this scheduled rulemaking at this time, but significant changes in these Effluent Guidelines could have a material adverse effect on our financial condition, results of operations and cash flows.

Coal Combustion Residuals

In  April 2012, a CCR marketer and environmental groups separately filed lawsuits seeking to force the EPA to complete its CCR rulemaking as soon as possible.  The EPA currently expects to issue its CCR final rule in late 2012 or early 2013 and has indicated plans to release a NODA by early summer to gather additional data for the rulemaking record.

We have implemented groundwater monitoring plans for the CCR surface impoundment at our Baldwin facility and for two CCR surface impoundments at our Vermilion facility in response to requests by the Illinois EPA.  Groundwater monitoring results indicate that the CCR surface impoundments at each site impact onsite groundwater.  At the request of the Illinois EPA, in late 2011 we initiated an investigation at the Baldwin facility to determine if the facility’s CCR surface impoundment impacts offsite groundwater.  Results of the offsite groundwater quality investigation at Baldwin, as submitted to the Illinois EPA on April 24, 2012, indicate two localized areas where Class I groundwater standards were exceeded.  If these offsite groundwater results are ultimately attributed to the Baldwin CCR surface impoundment and remediation measures are necessary in the future, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows.  At this time we cannot reasonably estimate the costs of corrective action that ultimately may be required at Baldwin.

On April 2, 2012, we submitted to the Illinois EPA proposed corrective action plans for two of the CCR surface impoundments at the Vermilion facility.  The proposed corrective action plans reflect the results of a hydrogeologic investigation, which indicate that the facility’s old east and north CCR impoundments impact groundwater quality onsite and that such groundwater migrates offsite to the north of the property and to the adjacent Middle Fork of the Vermilion River.  The proposed corrective action plans include groundwater monitoring and recommend closure of both CCR impoundments, including installation of a geosynthetic cover.  In addition, we submitted an application to the Illinois EPA to establish a groundwater management zone while impacts from the facility are mitigated.  The preliminary estimated cost of the recommended closure alternative for both impoundments, including post-closure care, is approximately $14 million.  As such, we increased our asset retirement obligation by approximately $8 million.  The Vermilion facility also has a third CCR surface impoundment, the new east impoundment that is lined and is not known to impact groundwater.  Although not part of the proposed corrective action plans, if we decide to close the new east impoundment by removing its CCR contents concurrent with the recommended closure alternative for the old east and north impoundments, the preliminary total estimated closure cost for all three impoundments would be approximately $16 million.  If the proposed corrective action plans submitted for the old east and north CCR impoundments are timely approved by the Illinois EPA, detailed proposed closure plans would be submitted to the Illinois EPA by year end 2012 for approval.

Climate Change

Federal Regulation of Greenhouse Gases.  On March 27, 2012, the EPA released a proposed carbon pollution standard for new EGUs.  The proposed standard, a new source performance standard (NSPS) issued under section 111 of the Clean Air Act, would apply only to new fossil fuel-fired EGUs that start construction later than 12 months after the proposal.  The proposal would not apply to modifications or reconstructions of existing EGUs.  The proposed standard would allow new EGUs to burn any fossil fuel but would establish an output-based standard of 1,000 lbs of CO2 per megawatt-hour, which the EPA believes is achievable by natural gas combined cycle units without add-on controls.  New EGUs that burn other fuels, such as coal, would have to incorporate technology to reduce CO2 emissions, such as carbon capture and storage.  New coal plants using carbon capture and storage would be allowed to average their CO2 emissions over 30 years to meet the standard, provided that CO2 emissions were limited to 1,800 lb/MWh on an annual basis, which the EPA believes could be met by using super-critical boiler technology.  The final carbon pollution standard is expected to be issued within one year.  The EPA has not indicated its plans concerning a proposed GHG emission standard for existing EGUs.

In February 2012, the EPA proposed not to change its Tailoring Rule GHG permitting thresholds for the PSD and Title V operating permit programs.  Under the approach that would be maintained by the proposal, existing sources that emit 100,000 tons per year (tpy) of CO2e and make changes increasing GHG emissions by at least 75,000 tpy of CO2e continue to require PSD permits.  Facilities that must obtain a PSD permit for other pollutants must also address GHG emission increases of 75,000 tpy or more of CO2e.  The EPA’s proposal notes that the agency will complete a subsequent rulemaking by April 30, 2016, to determine whether it would be appropriate to lower the thresholds at that time.

State Regulation of Greenhouse Gases.  Our assets in California are subject to the CARB’s GHG cap-and-trade regulation, which became effective on January 1, 2012, but does not impose cap-and-trade compliance obligations until January 1, 2013.  In March 2012, the CARB announced it would delay the first allowance auction until November 2012 and also released draft proposed revisions to the cap-and-trade rule that would link the rule to WCI partner Quebec’s GHG program and allow California entities to comply with the CARB cap-and-trade rule using Quebec issued compliance instruments.  The CARB has set the initial auction price floor at $10 per allowance, but expects allowance prices will be between $15 and $30 in 2020.  In late March 2012, several environmental groups filed a lawsuit in California state court challenging the cap-and-trade rule’s offset provisions, which allow covered sources to comply by purchasing emissions reductions made by entities not otherwise participating in the cap-and trade program.  We will continue to monitor these developments and evaluate any potential impacts on our operations.

Our assets in New York and Maine are subject to a state-driven GHG emission control program known as RGGI.  On March 14, 2012, RGGI held its fifteenth auction, in which approximately 21.5 million allowances for the second control period (covering 2012-2014) were sold at clearing prices of $1.93 per allowance.  We have participated in each of the quarterly RGGI auctions (or in secondary markets, as appropriate) to secure some allowances for our affected assets.  RGGI’s next quarterly auction is scheduled for June 2012.

Climate Change Litigation

In October 2009, the United States Court of Appeals for the Fifth Circuit considered the appeal of Comer v. Murphy Oil and held that claims related to climate change by property owners along the Mississippi Gulf Coast against energy companies could be resolved by the courts.  However, the Fifth Circuit subsequently vacated its Comer v. Murphy decision.  In May 2011, the plaintiffs re-filed a substantially similar complaint in the United States District Court for the Southern District of Mississippi.  In March 2012, the court dismissed the complaint on multiple alternative grounds, concluding, among other things, that the plaintiffs’ claims were barred by collateral estoppel and res judicata, the plaintiffs lacked standing, the claims were non-justiciable political questions, and that the federal Clean Air Act displaced the federal common law nuisance claims.

RISK-MANAGEMENT DISCLOSURES

The following table provides a reconciliation of the risk-management data on the unaudited condensed consolidated balance sheets:

As of and for the Three Months Ended March 31, 2012
(in millions)
Balance Sheet Risk-Management Accounts (1)
Fair value of portfolio at December 31, 2011	$5
Risk-management gains recognized through the income statement in the period, net	45
Cash received related to risk-management contracts settled in the period, net	(15)

Fair value of portfolio at March 31, 2012	$35

(1)             Our modeling methodology has been consistently applied.

The net risk management asset of $35 million is the aggregate of the following line items on our unaudited condensed consolidated balance sheets: Current Assets—Assets from risk-management activities and Assets from risk-management activities, affiliates; Other Assets—Assets from risk-management activities and Assets from risk-management activities, affiliates; Current Liabilities—Liabilities from risk-management activities and Liabilities from risk-management activities, affiliates; and Other Liabilities—Liabilities from risk-management activities.

Risk-Management Asset and Liability Disclosures.  The following table provides an assessment of net contract values by year as of March 31, 2012, based on our valuation methodology:

Net Fair Value of Risk-Management Portfolio

	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Market quotations (1) (2)	$29	$34	$(2)	$(3)	$(1)	$1	$—
Value Based on Models—Affiliates (2)	6	—	6	—	—	—	—

Total	$35	$34	$4	$(3)	$(1)	$1	$—

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.”  All statements included or incorporated by reference in this quarterly report, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements.  These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect” and other words of similar meaning.  In particular, these include, but are not limited to, statements relating to the following:

•                  our ability to obtain approval of the Bankruptcy Court with respect to the Debtor Entities’ motions in the Chapter 11 Cases and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases, including the Plan, and to consummate all the transactions contemplated by the Settlement Agreement and Plan Support Agreement;

•                  our ability to transfer or sell the Roseton and Danskammer Facilities to one or more third parties as set forth in the Settlement Agreement;

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

•                  beliefs concerning the reconsolidation of DH;

•                  expectations regarding our compliance with the DMG and DPC Credit Agreements, including collateral demands, interest expense and other payments;

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

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for a discussion of our exposure to commodity price variability and other market risks related to our net non-trading derivative assets and liabilities, including foreign currency exchange rate risk.  Following is a discussion of the more material of these risks and our relative exposures as of March 31, 2012.

Value at Risk (“VaR”).  The following table sets forth the aggregate daily VaR of the mark-to-market portion of our risk-management portfolio primarily associated with the Coal, Gas and DNE segments and the remaining legacy customer risk management business.  The VaR calculation does not include market risks associated with the accrual portion of the risk-management portfolio that is designated as a “normal purchase normal sale,” nor does it include expected future production from our generating assets.  Please read “Value at Risk” in our Form 10-K for a complete description of our valuation methodology.  The decrease in the March 31, 2012 VaR was primarily due to decreased forward sales as compared to December 31, 2011.

Daily and Average VaR for Risk-Management Portfolios

	March 31, 2012	December 31, 2011
	(in millions)
One day VaR—95 percent confidence level	$8	$12
One day VaR—99 percent confidence level	$11	$18
Average VaR for the year-to-date period—95 percent confidence level	$12	$9

Credit Risk.  The following table represents our credit exposure at March 31, 2012 associated with the mark-to-market portion of our risk-management portfolio, on a net basis.

Credit Exposure Summary—Dynegy Inc.

	Investment Grade Quality	Non-Investment Grade Quality	Total
	(in millions)
Type of Business:
Financial institutions	$10	$—	$10
Utility and power generators	6	—	6
Commercial / industrial / end users	1	12	13

Total	$17	$12	$29

Credit Exposure Summary—DH

	Investment Grade Quality	Non-Investment Grade Quality	Total
	(in millions)
Type of Business:
Financial institutions	$5	$—	$5
Utility and power generators	21	—	21

Total	$26	$—	$26

Interest Rate Risk.  We are exposed to fluctuating interest rates related to variable rate financial obligations.  As of March 31, 2012, all of our third party debt is considered variable rate debt.  We use a variety of instruments, including interest rate swaps and caps, to mitigate this interest rate exposure.  Based on sensitivity analysis of the variable rate financial obligations in our debt portfolio as of March 31, 2012, to the extent LIBOR remains below 1.5 percent, which represents the interest rate floor in the DMG Credit Agreement, LIBOR changes will have no impact to interest expense over the twelve months ended March 31, 2013.  We estimate that increases in LIBOR to ranges between 1.5 percent and 2 percent will result in up to $3 million in increased interest expense over the twelve months ended March 31, 2013.  It is estimated that a one percentage point interest rate movement in the average market interest rates would change interest expense by up to an additional $1 million to the extent LIBOR exceeds 2 percent, which represents the interest rate when certain hedging instruments become effective.  This exposure would be partially offset by an approximate $1 million increase or decrease in interest income related to the restricted cash balance of $114 million posted as collateral to support our letter of credit facilities regardless of interest rate.  Over time, we may seek to adjust the variable rate exposure in our debt portfolio through the use of additional swaps or other financial instruments.

The absolute notional financial contract amounts associated with our interest rate contracts were as follows at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
Fair value hedge interest rate swaps (in millions of U.S. dollars)	$—	$—
Fixed interest rate received on swaps (percent)	—	—
Interest rate risk-management contracts (in millions of U.S. dollars) (1)	$312	$312
Fixed interest rate paid (percent)	2.22	2.22
Interest rate risk-management contracts (in millions of U.S. dollars)	$—	$—
Fixed interest rate received (percent)	—	—
Interest rate risk-management contracts (in millions of U.S. dollars)	$500	$500
Interest rate threshold (percent)	2.00	2.00

(1)                   The $312 million interest rate contracts are not effective until the fourth quarter 2013.

Item 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2012.

DYNEGY INC.

PART II. OTHER INFORMATION

Item 1—LEGAL PROCEEDINGS

See Note 8—Commitments and Contingencies—Legal Proceedings to the accompanying unaudited condensed consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.

Item 1A—RISK FACTORS

In addition to the risk factors below, please read Item 1A—Risk Factors, of our Form 10-K for factors, risks and uncertainties that may affect future results.  For the avoidance of doubt, references to the “Plan” in this Item 1A shall refer exclusively to the plan of reorganization of DH to contain the terms and conditions agreed upon by the parties to the Plan Support Agreement.  Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.

We may not be able to successfully implement the restructuring set forth in the Agreements and the Plan.

The consummation of the Plan is contingent upon a number of factors which include, among other things, that:

• the Settlement Agreement and the related documentation necessary to implement the Plan may not be approved by the Bankruptcy Court;

• the Plan may not be confirmed by the Bankruptcy Court or federal and state regulators may not approve certain elements of the Plan; and

• the Agreements may be terminated.

The Settlement Agreement and the obligations of the parties thereunder may be terminated by: (i) mutual written agreement of Dynegy, DH, a majority of the Consenting Senior Noteholders, the Lease Trustee and RCM (after prior notice to and reasonable consultation with the Creditors’ Committee) or (ii) by any of Dynegy, DH, a majority in number of the Consenting Senior Noteholders (for the avoidance of doubt, which shall not be calculated based on the principal amount of senior notes held by such Consenting Senior Noteholders) or the Lease Trustee in the event the Settlement Agreement shall not have become effective prior to June 29, 2012.  For a discussion of the termination events under the Plan Support Agreement, please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement.  The Settlement Agreement remains subject to the approval of the Bankruptcy Court.

If we are unable to implement the restructuring contemplated by the Agreements and the Plan, it is unclear whether we will be able to reorganize the Debtor Entities’ businesses and what, if any, distribution holders of claims against, or equity interests in, the Debtor Entities ultimately would receive with respect to their claims or equity interests.

We may not be able to secure confirmation of or consummate the Plan.

The Plan requires the acceptance of a requisite number of holders of claims that are entitled to vote on the Plan, and the approval of the Bankruptcy Court. Furthermore, confirmation and consummation of the Plan are subject to the satisfaction of certain conditions precedent. There can be no assurance that such acceptance will be obtained, or that such conditions will be satisfied, and therefore, that the Plan will be confirmed and consummated.

Furthermore, although we believe that the Plan will be confirmed and that the Plan will become effective reasonably soon after the date on which the Bankruptcy Court’s order confirming the Plan is entered on the Bankruptcy Court’s docket, there can be no assurance as to the timing or that the Plan will become effective. If the Plan is not confirmed, does not become effective or if a protracted reorganization or liquidation were to occur, there is a substantial risk that Dynegy is likely to continue to face ongoing litigation at significant costs.  Additionally, if the Plan is not confirmed, or is confirmed but does not become effective, Dynegy will retain the Administrative Claim in the Chapter 11 Cases of the Debtor Entities (assuming the Settlement Agreement has become effective), but under the Settlement Agreement, the Administrative claim will be subject to a valuation through arbitration, with an uncertain outcome.  In such a circumstance, the Administrative Claim could be valued as low as $70 million or as high as $130 million.

The outcome of ongoing and potential legal proceedings may disrupt the restructuring, could have a material adverse effect on the Debtor Entities in the event the Plan is not consummated and/or have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to certain ongoing legal proceedings which are set forth in Note 3—Chapter 11 Cases and Note 8—Commitments and Contingencies.  Specifically with respect to the Prepetition Restructurings and the Coal Holdco Transfer, DH and certain non-debtor affiliates are defendants in the Prepetition Litigation. The plaintiffs in these cases challenge, among other things, the Coal Holdco Transfer, alleging, inter alia, that the challenged transfer constituted a fraudulent conveyance under New York law or, in the alternative, an unlawful dividend or distribution from a subsidiary to its parent. The plaintiffs also assert causes of action for breach of fiduciary duties against the directors of Dynegy and the managers of DH. In respect to the Roseton and Danskammer Facilities’ leases, they have also asserted breach of contract and quasi-contract claims against the defendants for alleged breaches of the guarantees related to the leases. The plaintiffs seek judgments setting aside and annulling the challenged Coal Holdco Transfer and related transactions or awarding damages. Please read Note 8—Commitments and Contingencies—Legal Proceedings—Bondholder Litigation for further discussion.

Additionally, the Lease Trustee commenced the Adversary Proceeding seeking, among other things, to recharacterize the Facilities leases as financings and not as real property leases and to limit the applicability of Section 502(b)(6) of the Bankruptcy Code. Please read Note 3 — Chapter 11 Cases—Adversary Proceeding for further information.

The Settlement Agreement provides for the settlement and compromise of the Prepetition Litigation and Adversary Proceeding as well as mutual releases of the parties to the Settlement Agreement.  If the Settlement Agreement is not approved by the Bankruptcy Court or is terminated in accordance with its terms, we are likely to continue to face risks related to the Prepetition Litigation and Adversary Proceeding. We believe the allegations made by the plaintiffs in these proceedings lack merit and intend to vigorously defend our position in these and any other proceedings that may arise involving the Prepetition Restructurings, the DPC and DMG Credit Agreements, and the Coal Holdco Transfer. However, any extraordinary remedy, such as the unwinding of the Prepetition Restructurings, the DPC or DMG Credit Agreements, or the Coal Holdco Transfer, may have a material adverse effect on our financial condition, results of operations and cash flows. Further, parties in interest may pursue other litigation strategies to enforce any claims against the Debtor Entities or us. Litigation is by its nature uncertain and there can be no assurance of the ultimate resolution of any such claims. Any litigation may be expensive, lengthy, and disruptive to our normal business operations and the restructuring, and a resolution of any such litigation that is unfavorable to us could have a material adverse effect on the Plan, our restructuring or on our financial condition, results of operations or cash flows.

The Plan may not be confirmed by the Bankruptcy Court and the value of the Administrative Claim and equity interest in DH is therefore uncertain.

The Settlement Agreement and the Plan Support Agreement contemplate a Plan in which, if confirmed by the Bankruptcy Court, the holders of equity interests in Dynegy, DH or the Surviving Entity of the combination of Dynegy and DH do not receive any distribution or retain any interest in or property on account of such holders’ equity interests.  Consequently, in such a circumstance the common shares of Dynegy may not be entitled to any recovery, other than a distribution of Dynegy’s Administrative Claim.  The Plan, however, may not be confirmed.  If the Plan is not confirmed, but the Settlement Agreement is effective, to the extent not otherwise resolved by the parties to the Settlement Agreement, the amount of Dynegy’s Administrative Claim will be subject to arbitration proceedings. The Settlement Agreement provides that the amount of the Administrative Claim is to be equal to the value of the Equity Consideration as if the Plan had been confirmed but, in any event, not less than $70 million nor more than $130 million in cash. The potential outcome of such an arbitration proceeding is uncertain and there is no assurance that the Administrative Claim would be valued at any specific amount within the prescribed range.  If, however, the Plan is not confirmed because (1) Dynegy breached the Plan Support Agreement or the Plan Support Agreement is terminated under certain circumstances or (2) Dynegy and DH are unable to be combined other than as a result of any action or any inaction on the part of DH, then (x) the determination of the amount of the Administrative Claim shall take into account (and shall be reduced in respect of) any value lost by DH as a result of the failure of Dynegy and DH to be combined and (y) the Administrative Claim (as reduced) may be satisfied with plan securities or other non-cash consideration of equivalent value as determined by the Bankruptcy Court in connection with confirmation of any DH plan.   Additionally, if the Plan is not confirmed, an alternative plan of reorganization for DH would be necessary and it is unclear how Dynegy’s equity ownership of DH would be affected.  If this were to occur after the transfer of Coal Holdco to DH or DGIN pursuant to the Settlement Agreement, the uncertain value of the Administrative Claim would be exacerbated by the uncertain treatment of Dynegy’s equity interest in DH in any plan of reorganization for DH.  Please read Note 3—Chapter 11 Cases for further information.

There is uncertainty about our ability to continue as a going concern.

The financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis.  However, as discussed in Note 3—Chapter 11 Cases, upon the effective date of the Settlement Agreement, we will assign, transfer and deliver 100% of our outstanding equity interest in Coal Holdco to DH or DGIN.  Subsequent to this transfer we will have no operating assets outside of our equity investment in DH.  As a result, until DH’s expected emergence from bankruptcy we believe there is substantial doubt as to our ability to continue as a going concern.  This may have a negative impact on the trading price of our common stock.

Item 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Upon vesting of restricted stock awarded to employees, shares are withheld to cover the employees’ withholding taxes.  Information on our purchases of equity securities during the quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	5,594	$2.77	—	N/A
February 1-29	—	$—	—	N/A
March 1-31	—	$—	—	N/A

Total	5,594	$2.77	—	N/A

These were the only purchases of equity securities made by us during the three months ended March 31, 2012.  We do not have a stock repurchase program.

Item 6—EXHIBITS

The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description
10.1

Settlement Agreement, dated May 1, 2012, among Dynegy Inc., Dynegy Holdings, LLC and certain of its subsidiaries and certain beneficial owners of a portion of Dynegy Holdings, LLC’s outstanding senior notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on May 2, 2012, File No. 0001-33443).

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

DYNEGY INC.

Date: May 10, 2012	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer