Form 10-K/A
period 2011-12-31
DYNEGY INC.
filed 2012-12-10
CIK 1379895

Use these links to rapidly review the document

DYNEGY HOLDINGS, LLC (A LIMITED LIABILITY COMPANY) DEBTOR-IN-POSSESSION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

DYNEGY INC.
(Exact name of registrant as specified in its charter)

Entity	Commission File Number	State of Incorporation	I.R.S. Employer Identification No.
Dynegy Inc.	001-33443	Delaware	20-5653152
601 Travis Street, Suite 1400 Houston, Texas (Address of principal executive offices)			77002 (Zip Code)

(713) 507-6400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section12(b) of the Act:

Title of each class	Name of each exchange on which registered
Dynegy's common stock, $0.01 par value	New York Stock Exchange

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

         Number of shares outstanding of Dynegy Inc's class of common stock, as of March 2, 2012: Common stock, $0.01 par value per share, 122,893,088 shares.

DOCUMENTS INCORPORATED BY REFERENCE

DYNEGY INC. FORM 10-K/A
EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A (the "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission ("SEC") on March 8, 2012 (the "Original Filing"). We are filing this Amendment to reflect a correction of the Dynegy Holdings, LLC historical consolidated financial statements and related information for the period from November 8, 2011 through December 31, 2011, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 pursuant to Rule 3-09 of Regulation S-X. There were no corrections necessary to the Dynegy Inc. consolidated financial statements.

        This Amendment also includes updated disclosures of nonrecognized subsequent events that have occurred subsequent to the Original Filing, but prior to December 10, 2012 reissuance date. This Amendment should be read in conjunction with the Original Filing, Amendment No. 1 to the Original Filing, which was filed with the SEC on April 26, 2012, and our other filings made with the SEC on or subsequent to March 8, 2012.

        The aforementioned is discussed in more detail in the Restatement Note to the accompanying consolidated financial statements beginning on page F-8. The following items of the Original Filing are amended by this Amendment No. 2:

  Item 8. Financial Statements and Supplementary Data
  Item 15. Exhibits, Financial Statement Schedules

Unaffected items have not been repeated in this Amendment No. 2.

        PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, WITH THE EXCEPTION OF THE ITEM DISCUSSED ABOVE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR PERIODIC REPORTS ON FORM 10-Q AND CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 8, 2012.

DYNEGY INC.
FORM 10-K/A

PART I

        PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, WITH THE EXCEPTION OF THE ITEM DISCUSSED ABOVE. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR PERODIC REPORTS ON FORM 10-Q AND CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 8, 2012.

 DEFINITIONS

        Unless the context indicates otherwise, throughout this report, the terms "the Company," "we," "us," "our" and "ours" are used to refer to Dynegy Inc. and its direct and indirect subsidiaries as presented in our consolidated financial statements. Terms used, but not defined, herein shall have the meanings ascribed to them in our Original Filing. Effective November 7, 2011, we deconsolidated Dynegy Holdings, LLC ("DH") and its consolidated subsidiaries, which included the operations of our Gas and DNE segments. Discussions or areas of this Amendment that apply only to Dynegy, or DH, are clearly noted in such discussions or areas.

PART II

Item 8.    Financial Statements and Supplementary Data

        DH financial statements and financial statement schedule are set forth at pages F-1 through F-61 inclusive, found at the end of this annual report, and are incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)   The following documents, which we have filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this annual report:

          1.     Financial Statements—our consolidated financial statements were previously filed with the Original Filing. The Consolidated Financial Statements of DH are included in this Amendment pursuant to Rule 3.09 of Regulation S-X and are incorporated under Item 8 of this report.

          2.     Financial Statement Schedules—Financial Statement Schedules are incorporated under Item 8. of the Original Filing.

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

Exhibit Number	Description
4.8	First Supplemental Indenture, dated July 25, 2003 to that certain Indenture, dated as of September 26, 1996, between Dynegy Holdings Inc. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. filed on July 28, 2003, File No. 1-15659).
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

Exhibit Number	Description
10.3	Credit Agreement, dated as of August 5, 2011, among Dynegy Midwest Generation, LLC, as borrower and the guarantors, lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc and Dynegy Holdings Inc. filed on August 8, 2011, File No. 001-33443).
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

Exhibit Number	Description
10.13	Dynegy Inc. Executive Severance Pay Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on January 4, 2008, File No. 001-33443).††
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
10.23	Second Amendment to Dynegy Inc. Restoration 401(k) Savings Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.23 to the Original Filing).††
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

Exhibit Number	Description
10.26	Second Amendment to the Dynegy Inc. Restoration Pension Plan, executed on July 2, 2010 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Dynegy Inc. and Dynegy Holdings Inc. filed on August 6, 2010, File No. 000-29311).††
10.27	Third Amendment to Dynegy Inc. Restoration Pension Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.27 to the Original Filing).††
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

Exhibit Number	Description
10.39	Independent Contractor Agreement between Dynegy Inc. and David W. Biegler (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Dynegy Inc. for the year ended December 31, 2010, File No. 1-33443).††
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEGY INC.
Date: December 10, 2012	By:	/s/ ROBERT C. FLEXON Robert C. Flexon President and Chief Executive Officer

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

        The accompanying consolidated financial statements have been prepared assuming that Dynegy Holdings, LLC will continue as a going concern. As more fully described in Notes 1 and 3, Dynegy Holdings, LLC and certain of its subsidiaries filed for relief under Chapter 11 of Title 11 of the United States Code on November 7, 2011. This condition raises substantial doubt about Dynegy Holdings, LLC's ability to continue as a going concern. Management's plans in regard to this matter are also described in Notes 1 and 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in the Restatement Note, the consolidated financial statements have been restated to correct an error in the income tax provision and deferred income taxes.

/s/ Ernst & Young, LLP
Houston, Texas
March 8, 2012
Except as it relates to the matter discussed in the Restatement Note, as to which the date is
December 10, 2012

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

CONSOLIDATED BALANCE SHEET

See Restatement Note

December 31, 2011

(in millions)

Restated
ASSETS
Current Assets
Cash and cash equivalents	$398
Restricted cash and investments	159
Accounts receivable, net of allowance for doubtful accounts of $12	147
Accounts receivable, affiliates	26
Interest receivable, affiliate	8
Inventory	65
Assets from risk-management activities	2,615
Assets from risk-management activities, affiliates	2
Broker margin account	23
Prepayments and other current assets	126

Total Current Assets	3,569

Property, Plant and Equipment	3,911
Accumulated depreciation	(1,090)

Property, Plant and Equipment, Net	2,821
Other Assets
Restricted cash and investments	455
Assets from risk-management activities	26
Intangible assets	92
Undertaking receivable, affiliate	1,250
Deferred income taxes	44
Other long-term assets	54

Total Assets	$8,311

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$80
Accounts payable, affiliates	47
Accrued interest	1
Deferred income taxes	50
Accrued liabilities and other current liabilities	64
Liabilities from risk-management activities	2,798
Liabilities from risk-management activities, affiliates	4
Notes payable and current portion of long-term debt	7

Total Current Liabilities	3,051

Liabilities subject to compromise	4,012
Long-Term Debt	1,069
Other Liabilities
Liabilities from risk-management activities	20
Liabilities from risk-management activities, affiliates	3
Other long-term liabilities	124

Total Liabilities	8,279

Commitments and Contingencies (Note 17)
Member's Equity	32

Total Liabilities and Member's Equity	$8,311

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM NOVEMBER 8, 2011 THROUGH DECEMBER 31, 2011

See Restatement Note

(in millions)

Restated
Revenues	$50
Cost of sales	(70)
Operating and maintenance expense, exclusive of depreciation shown separately below	(36)
Depreciation and amortization expense	(12)
General and administrative expenses	(7)
Restructuring charges	(1)

Operating loss	(76)
Bankruptcy reorganization charges	(666)
Interest expense	(23)
Other income and expense, net	14

Loss before income taxes	(751)
Income tax benefit	188

Net loss	$(563)

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE PERIOD FROM NOVEMBER 8, 2011 THROUGH DECEMBER 31, 2011

See Restatement Note

(in millions)

Restated
Net loss	$(563)
Changes in cash flow hedging activities, net (net of tax benefit of $3)	(2)
Actuarial loss and amortization of unrecognized prior service cost (net of tax expense of $1)	2

Comprehensive loss.	$(563)

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 8, 2011 THROUGH DECEMBER 31, 2011

See Restatement Note

(in millions)

Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(563)
Adjustments to reconcile income (loss) to net cash flows from operating activities:
Depreciation and amortization	14
Bankruptcy reorganization charges	663
Risk-management activities	53
Risk management activities, affiliates	(5)
Deferred taxes	(188)
Other	7
Changes in working capital:
Accounts receivable	28
Inventory	(2)
Broker margin account	36
Prepayments and other assets	8
Accounts payable and accrued liabilities	33
Affiliate transactions	(16)
Changes in non-current assets	(9)
Changes in non-current liabilities	(4)

Net cash provided by operating activities	55

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23)
Decrease in restricted cash	66

Net cash provided by investing activities	43

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	(3)

Net cash used in financing activities	(3)

Net increase in cash and cash equivalents	95
Cash and cash equivalents, beginning of period	303

Cash and cash equivalents, end of period	$398

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY

FOR THE PERIOD FROM NOVEMBER 8, 2011 THROUGH DECEMBER 31, 2011

See Restatement Note

(in millions)

	Member's Contributions	Affiliate Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
November 7, 2011 (Restated)	$5,135	$(871)	$1	$(3,695)	$570
Net loss (Restated)	—	—	—	(563)	(563)
Affiliate activity (Note 15)	—	25	—	—	25

December 31, 2011 (Restated)	$5,135	$(846)	$1	$(4,258)	$32

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

        PLEASE NOTE THAT THIS AMENDMENT INCLUDES UPDATED DISCLOSURES OF NONRECOGNIZED SUBSEQUENT EVENTS THAT HAVE OCCURRED SUBSEQUENT TO THE ORIGINAL FILING, BUT PRIOR TO THE DECEMBER 10, 2012 REISSUANCE DATE.

Restatement Note

        In addition to the disclosure noted above, the accompanying financial statements have been restated to correct an error in the accounting for income taxes. The error resulted from an understatement of valuation allowances associated with deferred tax assets recorded upon the transfer of Dynegy Coal HoldCo to Dynegy Inc. on September 1, 2011 and a related overstatement of the valuation allowances associated with other deferred tax assets at December 31, 2011. The error resulted in an understatement of approximately $210 million in DH's income tax benefit for the period November 8, 2011 through December 31, 2011 and an understatement of approximately $6 million in DH's net deferred tax liability as of December 31, 2011.

        The restatement affects Note 4—Condensed Combined Financial Statements of the Debtor Entities, Note 16—Income Taxes and Note 19—Segment Information. The restatement had no effect on our previously reported net cash provided by (used in) operating activities, investing activities or financing activities for any period presented.

        Summary.    A synopsis of the aggregate financial impact of the restatement on the amounts originally reported in the Original Filing is as follows:

RESTATED SELECTED BALANCE SHEET DATA
December 31, 2011
(in millions)

	As previously reported	Restatement Effect	As Restated
Other Assets—Deferred income taxes	$—	44	$44
Total Assets	$8,267	44	$8,311
Current Liabilities—Deferred income taxes	$—	50	$50
Total Current Liabilities	$3,001	50	$3,051
Total Liabilities	$8,229	50	$8,279
Member's Equity	$38	(6)	$32
Total Liabilities and Member's Equity	$8,267	44	$8,311

RESTATED SELECTED STATEMENT OF OPERATIONS DATA
FOR THE PERIOD FROM NOVEMBER 8, 2011 THROUGH DECEMBER 31, 2011
(in millions)

	As previously reported	Restatement Effect	As Restated
Income tax benefit (expense)	$(22)	210	$188
Net loss	$(773)	210	$(563)

        In addition to the above, net loss and deferred taxes also changed by $210 million to $563 million and $188 million, respectively, on the consolidated statement of cash flows.

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

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

        On November 7, 2011, DH had significant debt service requirements in connection with its outstanding notes and debentures, and there were significant payment obligations related to the

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 1—Organization and Operations (Continued)

leasehold interests in the Danskammer and Roseton facilities. On November 7, 2011, the Debtor Entities filed the Chapter 11 Cases. None of our direct or indirect subsidiaries, other than the four subsidiary Debtor Entities named above, sought relief under Chapter 11 of the Bankruptcy Code, and none of those entities are debtors under Chapter 11 of the Bankruptcy Code. Please read Note 3—Chapter 11 Cases for further information.

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

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 1—Organization and Operations (Continued)

  •
  Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under ASC 450, Contingencies. Due to the close proximity of our bankruptcy filing date to our fiscal year-end date, we have been presented with only a limited number of significant claims meeting the ASC 450 criteria (probable and reasonably estimable) to be accrued at December 31, 2011. The most significant of these is an approximate $300 million estimated allowed claim related to the termination value of the DNE Leases (as defined in Note 3—Chapter 11 Cases). If valid unrecorded claims meeting the ASC 450 criteria are presented to us in future periods, we will accrue for these amounts at the expected amount of the allowed claim rather than at the expected settlement amount; and

  •
  Disclosure of condensed combined financial information for the Debtor Entities, because our consolidated financial statements include material subsidiaries that did not file for bankruptcy protection. Please read Note 4—Condensed Combined Financial Statements of the Debtor Entities.

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

(RESTATED)

Note 2—Summary of Significant Accounting Policies (Continued)

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

(RESTATED)

Note 2—Summary of Significant Accounting Policies (Continued)

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

(RESTATED)

Note 2—Summary of Significant Accounting Policies (Continued)

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

(RESTATED)

Note 2—Summary of Significant Accounting Policies (Continued)

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

(RESTATED)

Note 2—Summary of Significant Accounting Policies (Continued)

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

(RESTATED)

Note 2—Summary of Significant Accounting Policies (Continued)

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

(RESTATED)

Note 2—Summary of Significant Accounting Policies (Continued)

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

        We are included in the consolidated federal and state income tax returns filed by Dynegy. Pursuant to provisions of the Internal Revenue Code Section 1502, pertaining to tax allocation arrangements, we record a receivable from Dynegy in an amount equal to the tax benefits realized in Dynegy's consolidated federal income tax return resulting from the utilization of our net operating losses and/or tax credits, or record a payable to Dynegy in an amount equal to the federal income tax computed on our separate company taxable income less the tax benefits associated with net operating losses and/or tax credits generated by us which are utilized in Dynegy's consolidated federal income tax return.

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

Note 3—Chapter 11 Cases (Continued)

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

(RESTATED)

Note 3—Chapter 11 Cases (Continued)

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

(RESTATED)

Note 3—Chapter 11 Cases (Continued)

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

(RESTATED)

Note 3—Chapter 11 Cases (Continued)

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

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 4—Condensed Combined Financial Statements of the Debtor Entities (Restated)

        Condensed combined financial statements of the Debtor Entities are set forth below (in millions).

Condensed Combined Balance Sheet
As of December 31, 2011

Cash	$33
Restricted cash and investments (including $27 million current)	27
Accounts receivable	8
Inventory	34
Investment in consolidated subsidiaries	5,568
Accrued interest from affiliate	8
Undertaking receivable from affiliate	1,250
Deferred income taxes	44
Other	14

Total assets	$6,986

Current liabilities and accrued liabilities	$10
Deferred income taxes	50
Liabilities subject to compromise	4,012
Intercompany payable	1,587
Long-term debt to affiliates	1,262
Other	33

Total liabilities	$6,954

Total member's equity	$32

Total liabilities and member's equity	$6,986

        See Note 13—Liabilities Subject to Compromise for additional discussion of liabilities subject to compromise.

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 4—Condensed Combined Financial Statements of the Debtor Entities (Restated) (Continued)

Condensed Combined Statement of Operations
For the Period from November 8, 2011 to December 31, 2011

Revenues	$4
Cost of sales	4
Operating expenses	14

Operating loss	(14)
Bankruptcy reorganization charges	(666)
Equity losses	(82)
Interest expense, affiliate	(6)
Other income and expense, net	17
Income tax benefit	188

Net loss	$(563)

Condensed Combined Statement of Cash Flows
For the Period from November 8, 2011 to December 31, 2011

Net cash provided by (used in):
Operating activities	$22
Investing activities	(1)
Financing activities	—

Net increase in cash and cash equivalents	21
Cash and cash equivalents, beginning of period	12

Cash and cash equivalents, end of period	$33

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

        Bankruptcy Reorganization Charges.    Bankruptcy reorganization charges represent the direct and incremental costs of bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated. Bankrupcty

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 4—Condensed Combined Financial Statements of the Debtor Entities (Restated) (Continued)

reorganization charges, as shown in the Condensed Combined Statement of Operations above, consist of expense or income incurred or earned as a direct and incremental result of the bankruptcy filings. The table below lists the significant items within this category for the period from November 7, 2011 through December 31, 2011 (in millions).

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

(RESTATED)

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

(RESTATED)

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

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 5—Risk Management Activities, Derivatives and Financial Instruments (Continued)

Thus, we account for changes in the fair value of these derivatives within the consolidated statement of operations (herein referred to as "mark-to-market accounting treatment"). As a result, these mark-to-market gains and losses are not reflected in the consolidated statement of operations in the same period as the underlying activity for which the derivative instruments serve as economic hedges.

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

(RESTATED)

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

(RESTATED)

Note 6—Fair Value Measurements (Continued)

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

        The carrying values of financial assets and liabilities (cash, accounts receivable, short-term investments and accounts payable), not presented in the table below, approximate fair values due to the short-term maturities of these instruments. The fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes for the periods ending December 31,

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 6—Fair Value Measurements (Continued)

2011. The fair value of the undertaking receivable, affiliate was determined based on estimated cash flows that Dynegy expects to generate from its coal segment based on a weighting of unlevered and levered discounted cash flows methodologies. These methodologies estimate the value of an asset or business by calculating the present value of expected future cash flows using a market participant's expected weighted average cost of capital (discount rate). The projections of Dynegy's coal segment's estimated future operating results were based on discrete financial forecasts developed by Dynegy's management for planning purposes. In the levered discounted cash flows methodology, the future operating results were also based on discrete financial forecasts developed by Dynegy's management for planning purposes, but with the inclusion of the related term loan interest and principal payments. This methodology estimates the fair value of the future cash flows from Dynegy's coal segment by calculating the present value of expected future cash flows using a discount rate that reflects a market participant's expected equity discount rate. Please read Note 15—Related Party Transactions—DMG Transfer and Undertaking Agreement for further discussion regarding the undertaking receivable.

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

(RESTATED)

Note 6—Fair Value Measurements (Continued)

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

        We have estimated the fair value of the allowed claims at DH arising from the lease rejection to be $300 million (or $190 million net of the claim of PSEG which has already been allowed by the Bankruptcy Court in the amount of $110 million). Our estimate of the fair value of the obligations arising from the rejection of the Roseton and Danskammer leases considered various scenarios and projected outcomes including, among other things, our view that the Lease Indenture Trustee's allowed claim should be capped pursuant to Section 502(b)(6) of the Bankruptcy Code which governs claims arising from the rejection of leases of nonresidential real property. As discussed above, the Lease Indenture Trustee is seeking allowance of the lease claims in the amount of approximately $900 million,

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 13—Liabilities Subject to Compromise (Continued)

however we believe that such lease claims (exclusive of PSEG's $110 million allowed claim) are in fact significantly lower given the application of any one or more of the following factors, among others: (i) the claims are, as stated, subject to the cap established in section 502(b)(6) of the Code, (ii) the Lease Indenture Trustee cannot recover in excess of approximately $550 million, including any recoveries they may receive as a result of their primary claims against the two lessee entities, (iii) the Lease Indenture Trustee has significant other sources of recovery on its lease rejection damages claim and (iv) certain aspects of its claim have already been resolved by the Court and released by the relevant counterparties The Plan Proponents have estimated the lease claims (exclusive of the TIA Claim) at $190 million to reflect our belief that the aggregate amount of such allowed claims (including PSEG's $110 million allowed claim) will not exceed $300 million, which is the maximum amount in which such claims may be allowed for the Plan to become effective (subject only to the potential waiver of such condition precedent to consummation of the Plan by the Plan Proponents to allow such claims in an amount up to $400 million (or $290 million net of PSEG's $110 million allowed claim) or the Plan Proponents and the Consenting Noteholders, collectively, to allow such claims in an amount in excess of $400 million (or $290 million net of PSEG's $110 million allowed claim). However, as indicated herein, the allowed amounts of the lease claims are the subject of litigation, the outcome of which is inherently uncertain, and therefore may be significantly higher or lower.

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

        Subordinated Debentures.    In May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316 percent Subordinated Capital Income Securities ("SCIS") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the SCIS in an equivalent amount of our 8.316 percent Subordinated Debentures ("Subordinated Debentures"). The sole assets of the Trust are the Subordinated Debentures. The SCIS are subject to mandatory redemption in whole, but not in part, on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole, but not in part, at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at our option, at specified redemption prices. The Subordinated Debentures represent our unsecured obligations and rank subordinate and junior in right of payment to all of our senior indebtedness to the extent and in the manner set forth in the associated indenture. We have irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the SCIS the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Trust Securities. Since the Trust is considered a VIE, and the holders of the SCIS absorb a majority of the Trust's

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 13—Liabilities Subject to Compromise (Continued)

expected losses, our obligation is represented by the Subordinated Debentures payable to the deconsolidated Trust.

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

(RESTATED)

Note 14—Debt (Continued)

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

(RESTATED)

Note 14—Debt (Continued)

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

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 14—Debt (Continued)

  Contingent LC Facility

        On May 21, 2010, DH executed a new $150 million unsecured bilateral contingent letter of credit facility ("Contingent LC Facility") with Morgan Stanley Capital Group Inc. to provide DH access to liquidity to support collateral posting requirements. Availability under the Contingent LC Facility is tied to increases in 2012 forward spark spreads and power prices. A facility fee will accrue on the unutilized portion of the facility at an annual rate of 0.60 percent and letter of credit availability fees will accrue at an annual rate of 7.25 percent. The facility will mature on December 31, 2012. No amounts were available under this facility at December 31, 2011. The Contingent LC Facility is a pre-petition obligation of DH and DH is not currently paying any facility or availability fees related to the Contingent LC Facility. DH's status as a Debtor Entity may further limit availability pursuant to certain conditions and default events specified in the Contingent LC Facility.

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

(RESTATED)

Note 15—Related Party Transactions (Continued)

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

(RESTATED)

Note 15—Related Party Transactions (Continued)

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

(RESTATED)

Note 15—Related Party Transactions (Continued)

deposit accounts owned by a non-ring-fenced entity is not used to pay the debts and/or operating expenses of any ring-fenced entity. There were no material payments during the period from November 8, 2011 through December 31, 2011 related to the Cash Management Agreement.

        DMG Transfer and Undertaking Agreement.    On September 1, 2011, Dynegy and Dynegy Gas Investments, LLC ("DGIN"), a subsidiary of DH, entered into a Membership Interest Purchase Agreement pursuant to which DGIN transferred 100 percent of its outstanding membership interests in Coal HoldCo, wholly owned subsidiary of DGIN, to Dynegy (the "DMG Transfer"). Dynegy's management and Board of Directors, as well as DGIN's board of managers, concluded that the fair value of the acquired equity stake in Coal HoldCo at the time of the transaction was approximately $1.25 billion, after taking into account all debt obligations of DMG, including in particular the DMG Credit Agreement. Dynegy provided this value to DGIN in exchange for Coal HoldCo through its obligation, pursuant to an unsecured Undertaking Agreement (the "Undertaking Agreement"), to make certain specified payments over time which coincide in timing and amount with the payments of principal and interest that we are obligated to make under a portion of our $1.1 billion of 7.75 percent senior unsecured notes due 2019 and our $175 million of 7.625 percent senior debentures due 2026. The Undertaking Agreement does not provide any rights or obligations with respect to any of our outstanding notes or debentures, including the notes and debentures due in 2019 and 2026. When Dynegy's management and Board of Directors, as well as DGIN's board of managers, valued the acquired equity stake of Coal Holdco, they considered many factors, including a valuation range prepared by our financial advisor. Our financial advisor recently informed us that in preparing its valuation range of such equity stake, a mathematical error may have resulted in its valuation range being understated by $100 million. We are continuing to investigate and determine the implications, if any, of this new information.

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

(RESTATED)

Note 15—Related Party Transactions (Continued)

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

Note 16—Income Taxes (Restated)

        Income Tax Expense.    Our loss from continuing operations before income taxes was $751 million which was solely from domestic sources.

        Our income tax benefit related to loss from continuing operations was $188 million for the period from November 8, 2011 through December 31, 2011.

        Our income tax benefit related to loss from continuing operations for the period from November 8, 2011 through December 31, 2011 was equivalent to an effective rate of 25 percent. Differences between taxes computed at the U.S. federal statutory rate and our reported income tax benefit for the period from November 8, 2011 through December 31, 2011 were as follows (in millions):

Expected tax benefit at U.S. statutory rate (35%)	$263
State taxes	15
Permanent differences	(2)
Valuation allowance	(96)
Other	8

Income tax benefit	$188

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 16—Income Taxes (Restated) (Continued)

        Deferred Tax Liabilities and Assets.    Our significant components of deferred tax assets and liabilities as of December 31, 2011 were as follows (in millions):

Current:
Deferred tax assets:
Reserves (legal, environmental and other)	$3
Miscellaneous book/tax recognition differences	17

Subtotal	20
Less: valuation allowance	(10)

Total current deferred tax assets	10
Deferred tax liabilities:
Miscellaneous book/tax recognition differences	(60)

Total current deferred tax liabilities	(60)

Net deferred tax asset (liability)	(50)

Non-current:
Deferred tax assets:
NOL carryforwards	510
AMT credit carryforwards	—
Reserves (legal, environmental and other)	2
Other comprehensive income	6
Deferred intercompany loss	486
Power contracts	229

Subtotal	1,233
Less: valuation allowance	(663)

Total non-current deferred tax assets	570
Deferred tax liabilities:
Depreciation and other property differences	(526)

Total non-current deferred tax liabilities	(526)

Net deferred tax liability	$(6)

        NOL Carryforwards.    At December 31, 2011, we had approximately $1,227 million of regular federal tax NOL carryforwards and $1,975 million of AMT NOL carryforwards. The federal and AMT NOL carryforwards will expire beginning in 2027 and 2024, respectively. As a result of the application of certain provisions of the Internal Revenue Code, we incurred an ownership change in May 2007 that placed an annual limitation on our ability to utilize certain tax carryforwards, including our NOL carryforwards. We do not expect that the ownership change will have any impact on our future tax liability. We do not believe we will produce sufficient future taxable income, nor are there tax planning strategies available, to utilize existing tax attributes, including the federal and AMT NOL carryforwards;

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 16—Income Taxes (Restated) (Continued)

therefore, a valuation allowance of $673 million was recorded as of December 31, 2011, for the amount of tax benefits represented by Federal and AMT NOL carryforwards not otherwise realized by reversing temporary differences.

        At December 31, 2011, state NOL carryforwards totaled $1,635 million.

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

        The changes in the valuation allowance by attribute were as follows:

	State NOL Carryforwards and Credits	Federal NOL Carryforwards and Deferred Tax Assets	Temporary Differences	Total
	(in millions)
Balance as of November 7, 2011	$(82)	$(344)	$(151)	$(577)
Changes in valuation allowance—continuing operations	(23)	(86)	13	(96)

Balance as of December 31, 2011	$(105)	$(430)	$(138)	$(673)

        Unrecognized Tax Benefits.    We are included in Dynegy Inc.'s consolidated income tax return in the U.S. federal jurisdiction, and Dynegy Inc. files income tax returns in various states. Dynegy Inc. is no longer subject to U.S. federal income tax examinations for the years prior to 2009, and with few exceptions, is no longer subject to state and local examinations prior to 2007. Dynegy Inc. is no longer subject to non-U.S. income tax examinations. Dynegy Inc.'s federal income tax returns are routinely audited by the IRS, and provisions are routinely made in the financial statements in anticipation of the results of these audits. During the period from November 8, 2011 through December 31, 2011, we did not finalize any audits with the IRS.

        As of December 31, 2011, approximately $4 million of unrecognized tax benefits would impact our effective tax rate if recognized.

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

(RESTATED)

Note 16—Income Taxes (Restated) (Continued)

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

(RESTATED)

Note 17—Commitments and Contingencies (Continued)

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

(RESTATED)

Note 17—Commitments and Contingencies (Continued)

moved to amend their complaints to add federal claims. In October 2010, the court denied plaintiffs' motion to amend.

        On July 18, 2011, the Court granted defendants' motions for summary judgment, thereby dismissing all of plaintiffs' state law claims. Plaintiffs are appealing the decision to the Ninth Circuit Court of Appeals.

        Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al.    In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska initiated an action in federal court in the Northern District of California against DH and 23 other companies in the energy industry. Plaintiffs claim that defendants' emissions of GHG including CO2 contribute to climate change and have caused significant damage to a native Alaskan Eskimo village through increased vulnerability to waves, storm surges and erosion. In September 2009, the court dismissed all of the plaintiffs' claims based on lack of subject matter jurisdiction and because plaintiffs lacked standing to bring the suit. Shortly thereafter, plaintiffs appealed to the Ninth Circuit. In February 2011, the Ninth Circuit issued an order staying the scheduling of oral argument until the United States Supreme Court's ruling in AEP v. Connecticut ("AEP"). On June 20, 2011, the Supreme Court issued its decision in AEP. The Court was equally divided by a vote of 4-4 on the question of whether the plaintiffs had standing to bring the suit and, therefore, affirmed the court's exercise of jurisdiction. On the merits the Court ruled by a vote of 8-0 that the CAA and EPA action authorized by the Act displace any federal common law right to seek abatement of carbon dioxide emissions from fossil fuel-fired power plants. The Court did not reach the issue of whether the CAA preempts similar claims under state nuisance law. The Ninth Circuit held oral argument in Kivalina on November 28, 2011. However, on February 2, 2012, the parties filed a joint motion to dismiss with prejudice DH as a defendant in the case due to the bankruptcy petition filed by DH in the Chapter 11 Cases.

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

(RESTATED)

Note 17—Commitments and Contingencies (Continued)

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

(RESTATED)

Note 17—Commitments and Contingencies (Continued)

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

(RESTATED)

Note 17—Commitments and Contingencies (Continued)

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

(RESTATED)

Note 17—Commitments and Contingencies (Continued)

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

(RESTATED)

Note 18—Employee Compensation, Savings and Pension Plans (Continued)

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

(RESTATED)

Note 18—Employee Compensation, Savings and Pension Plans (Continued)

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

(RESTATED)

Note 18—Employee Compensation, Savings and Pension Plans (Continued)

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

(RESTATED)

Note 18—Employee Compensation, Savings and Pension Plans (Continued)

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

(RESTATED)

Note 18—Employee Compensation, Savings and Pension Plans (Continued)

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

(RESTATED)

Note 19—Segment Information (Restated)

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
(in millions)

	Gas	DNE	Other and Eliminations	Total
Total revenues	$43	$4	$3	$50
Depreciation and amortization	$(17)	$6	$(1)	$(12)
General and administrative expense	$(13)	$(1)	$7	$(7)
Operating income (loss)	$(80)	$(5)	$9	$(76)
Other items, net	—	—	14	14
Interest expense				(23)
Bankruptcy reorganization charges				(666)

Loss from continuing operations before income taxes				(751)
Income tax benefit (Restated)				188

Net loss (Restated)				$(563)

Identifiable assets (domestic) (Restated)	$6,759	$54	$1,498	$8,311
Capital expenditures	$(22)	$(1)	$—	$(23)

Note 20—Subsequent Events (Unaudited)

        The following significant events occurred subsequent to the original issuance date of these financial statements on March 8, 2012, but prior to the December 10, 2012 reissuance date and therefore require disclosure as nonrecognized subsequent events.

        Settlement Agreement.    On May 1, 2012, Dynegy and certain of its subsidiaries, including the DH Debtor Entities, entered into a settlement agreement with certain of DH's creditors, including certain

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 20—Subsequent Events (Unaudited) (Continued)

beneficial holders of DH's then-outstanding senior notes, the owners and lessors of the Roseton and part of the Danskammer facilities, and U.S. Bank, in its capacity as trustee under an indenture governing certain lease certificates guaranteed by DH (the "Original Settlement Parties"). On May 30, 2012, the Original Settlement Parties, holders of a majority of DH's then-outstanding subordinated notes, and, solely with respect to certain sections of the Settlement Agreement, Wells Fargo N.A., as successor trustee under the indenture governing DH's subordinated notes, entered into an amended and restated settlement agreement (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, Dynegy and DH took certain steps towards their emergence from Chapter 11 bankruptcy, including the DMG Acquisition described below and the filing of amendments to the Plan. In addition, parties to certain prepetition litigations (as discussed in Note 17—Commitments and Contingencies—Legal Proceedings—Bondholder Litigation) and adversary proceedings (relating to the Roseton and Danskammer facilities) filed stipulations of dismissals in their respective litigations or proceedings and certain intercompany receivables pursuant to an agreement by Dynegy to make payments to Dynegy Gas Investments, LLC and a related DH promissory note were cancelled.

        As a result of the Settlement Agreement, we increased the estimated amount of the allowed claims against DH, Roseton and Danskammer related to the rejection of the leases for the Roseton and Danskammer power generation facilities to approximately $695 million (inclusive of PSEG's $110 million allowed claim). We also reduced our previous estimate of the allowed claims related to the Subordinated Capital Income Securities and related interest by approximately $161 million to $55 million.

        DMG Acquisition.    On June 5, 2012, pursuant to the Settlement Agreement, Dynegy and DH consummated the acquisition of DMG (the "DMG Acquisition"). The DMG Acquisition was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed were recognized at their fair value as of the acquisition date.

        The purchase price was approximately $466 million which was comprised of (i) approximately $402 million for the fair value of the Undertaking receivable, affiliate that was extinguished in connection with the transaction and (ii) approximately $64 million for the fair value of the Administrative Claim issued to Dynegy in the DH Chapter 11 Cases. DH recorded an impairment expense of $832 million for the difference between the carrying value and the fair value of the Undertaking receivable, affiliate.

        Merger.    On September 30, 2012, DH merged with and into Dynegy with Dynegy continuing as the surviving legal entity of the merger. Immediately prior to the merger, Dynegy had no substantive operations, and therefore DH was considered the acquirer for accounting purposes. There was no consideration exchanged in the transaction and Dynegy, as the accounting acquiree, did not meet the definition of a business; therefore, we accounted for the acquisition of Dynegy as a "recapitalization." Under this method of accounting, the net assets of $54 million contributed by Dynegy were credited directly to stockholder's equity. Furthermore, the surviving legal entity's historical results for periods prior to the Merger are the same as DH's historical results.

DYNEGY HOLDINGS, LLC

(A LIMITED LIABILITY COMPANY)

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(RESTATED)

Note 20—Subsequent Events (Unaudited) (Continued)

        Emergence.    On October 1, 2012 (the "Effective Date"), we consummated our reorganization under Chapter 11 pursuant to the Plan and exited bankruptcy. On the Effective Date:

  •
  All of Dynegy's Equity Interests, including Dynegy's old common stock, were cancelled.

  •
  Each holder of Allowed General Unsecured Claims received its Pro Rata Share of (a) 99 million shares of Dynegy Common Stock and (b) a $200 million cash payment (the "Plan Cash Payment").

  •
  In full satisfaction of the Dynegy Administrative Claim (otherwise referred to herein as the "Administrative Claim"), the beneficial holders thereof (which were the holders of Dynegy's old common stock) received their Pro Rata Share of (a) one million shares of Dynegy Common Stock and (b) warrants to purchase approximately 15.6 million shares of Dynegy Common Stock for an exercise price of $40 per share (subject to adjustment) expiring on October 2, 2017 (the "Warrants").

  •
  In addition, each holder of an Allowed General Unsecured Claim will receive, as applicable, their Pro Rata Share of the proceeds of the sale of the Roseton and Danskammer generation facilities (the "Facilities") allocated to Dynegy (the "Facilities Sale") according to the Settlement Agreement (the amount of which, if any, is to be determined); provided that, the Lease Trustee (on behalf of itself and the Lease Certificate Holders) will not receive a distribution of any amounts paid pursuant to the Facilities Sale in its capacity as holder of the Lease Guaranty Claim.

        On the Effective Date, and pursuant to the Plan, outstanding obligations of approximately $4 billion in aggregate principal amount, were cancelled. Additionally, all of DH's obligations with respect to the leases of the Facilities were cancelled. Upon emergence, we will apply fresh start accounting to our consolidated financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of the predecessor's common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity.

        The DNE Entities remain in Chapter 11 bankruptcy and continue to operate their businesses as "debtors-in-possession." Therefore, on the Effective Date, we deconsolidated the DNE Entities.