Form 10-Q
period 2014-09-30
DYNEGY INC.
filed 2014-11-06
CIK 1379895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of our class of common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 122,930,658 shares outstanding as of November 3, 2014.

DEFINITIONS
As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

AER	New Ameren Energy Resources, LLC
Ameren	Ameren Corporation
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Brayton	Brayton Point Holdings, LLC
CAA	Clean Air Act
CAISO	The California Independent System Operator
CARB	California Air Resources Board
CCA	California Carbon Allowance
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief Financial Officer
CO2	Carbon Dioxide
CPUC	California Public Utility Commission
CSAPR	Cross-State Air Pollution Rule
DH	Dynegy Holdings, LLC (formerly known as Dynegy Holdings Inc.)
DMG	Dynegy Midwest Generation, LLC
DNE	Dynegy Northeast Generation, Inc.
DPC	Dynegy Power, LLC
DRI	Dynegy Resource I, LLC
Duke Energy CE	Duke Energy Commercial Enterprises, Inc.
Duke Energy SAM	Duke Energy SAM, LLC
DYPM	Dynegy Power Marketing, LLC
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ECP	Energy Capital Partners
ECP Coinvest	Energy Capital Partners II (EquiPower Co-Invest), LP
ECP GP	Energy Capital Partners GP II, LP
ECP II	Energy Capital Partners II, LP
ECP II-A	Energy Capital Partners II-A, LP
ECP II-B	Energy Capital Partners II-B, LP
ECP II-C	Energy Capital Partners II-C (Direct IP), LP
ECP II-C Fund	Energy Capital Partners II-C, LP
ECP II-C (Cayman)	Energy Capital Partners II-C (Cayman), L.P.
ECP II-D	Energy Capital Partners II-D, LP
EEI	Electric Energy, Inc.
EGU	Electric Generating Units
EPA	Environmental Protection Agency
ERC	EquiPower Resources Corp.
FASB	Financial Accounting Standards Board
FCA	Forward Capacity Auction
FERC	Federal Energy Regulatory Commission
FTC	Federal Trade Commission

i

FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles of the United States of America
GHG	Greenhouse Gas
GW	Gigawatts
HAPs	Hazardous Air Pollutants, as defined by the Clean Air Act
HSR	Hart-Scott Rodino Act of 1976
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IGC	Illinova Generating Company
IGCC	Integrated Gasification Combined Cycle
IMA	In-market Asset Availability
IPCB	Illinois Pollution Control Board
IPGC or Genco	Illinois Power Generating Company (formerly known as Ameren Energy Generating Company)
IPH	Illinois Power Holdings, LLC
IPM	Illinois Power Marketing Company (formerly known as Ameren Energy Marketing Company)
IPR	Illinois Power Resources, LLC (formerly known as New Ameren Energy Resources, LLC)
IPRG	Illinois Power Resources Generating, LLC (formerly known as New AERG, LLC)
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	Independent System Operator New England
kW	Kilowatt
LC	Letter of Credit
LGE	Louisville Gas and Electric Company
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Pricing
LPG	Liquefied Petroleum Gas
LSE	Load Serving Entity
MATS	Mercury and Air Toxic Standards
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One Million British Thermal Units
MPS	Multi-Pollutant Standards
Moody’s	Moody’s Investors Service Inc.
MW	Megawatts
MWh	Megawatt Hour
NM	Not Meaningful
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NSR	New Source Review
NYISO	New York Independent System Operator
OCI	Other Comprehensive Income
PG&E	Pacific Gas and Electric Company
PJM	PJM Interconnection, LLC
PPE	Ponderosa Pine Energy, LLC
PRIDE	Producing Results through Innovation by Dynegy Employees

ii

PSD	Prevention of Significant Deterioration
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must Run
RPM	Reliability Pricing Model
S&P	Standard & Poor’s Ratings Services
SEC	U.S. Securities and Exchange Commission
SO2	Sulfur Dioxide
TVA	Tennessee Valley Authority
VaR	Value at Risk

iii

PART I. FINANCIAL INFORMATION
Item 1—FINANCIAL STATEMENTS
DYNEGY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,032	$843
Accounts receivable, net of allowance for doubtful accounts of $2 and zero, respectively	243	420
Inventory	186	181
Assets from risk management activities	2	25
Intangible assets	39	108
Prepayments and other current assets	89	108
Total Current Assets	1,591	1,685
Property, Plant and Equipment	3,604	3,527
Accumulated depreciation	(381)	(212)
Property, Plant and Equipment, Net	3,223	3,315
Other Assets
Assets from risk management activities	13	11
Intangible assets	46	68
Deferred income taxes	66	100
Other long-term assets	108	112
Total Assets	$5,047	$5,291

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except share data)

	September 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$173	$329
Accrued interest	35	13
Deferred income taxes	66	100
Intangible liabilities	48	62
Accrued liabilities and other current liabilities	170	139
Liabilities from risk management activities	99	65
Debt, current portion	37	13
Total Current Liabilities	628	721
Debt, long-term portion	1,973	1,979
Other Liabilities
Liabilities from risk management activities	33	33
Asset retirement obligations	166	173
Other long-term liabilities	195	178
Total Liabilities	2,995	3,084
Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.01 par value, 420,000,000 shares authorized at September 30, 2014 and December 31, 2013; 100,382,015 shares and 100,202,036 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	2,628	2,614
Accumulated other comprehensive income, net of tax	53	58
Accumulated deficit	(632)	(463)
Total Dynegy Stockholders’ Equity	2,050	2,210
Noncontrolling interest	2	(3)
Total Equity	2,052	2,207
Total Liabilities and Equity	$5,047	$5,291

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$615	$446	$1,898	$1,065
Cost of sales, excluding depreciation expense	(387)	(290)	(1,304)	(827)
Gross margin	228	156	594	238
Operating and maintenance expense	(114)	(64)	(360)	(220)
Depreciation expense	(61)	(53)	(185)	(156)
Gain on sale of assets, net	3	—	17	2
General and administrative expense	(25)	(22)	(80)	(69)
Acquisition and integration costs	(9)	(2)	(17)	(6)
Operating income (loss)	22	15	(31)	(211)
Earnings from unconsolidated investments	—	—	10	—
Interest expense	(32)	(26)	(104)	(71)
Loss on extinguishment of debt	—	—	—	(11)
Other income and expense, net	5	15	(40)	5
Income (loss) from continuing operations before income taxes	(5)	4	(165)	(288)
Income tax benefit	—	20	1	20
Income (loss) from continuing operations	(5)	24	(164)	(268)
Income (loss) from discontinued operations, net of tax (Note 3)	—	(2)	—	3
Net income (loss)	(5)	22	(164)	(265)
Less: Net income attributable to noncontrolling interest	—	—	5	—
Net income (loss) attributable to Dynegy Inc.	$(5)	$22	$(169)	$(265)

Earnings (Loss) Per Share (Note 13):
Basic earnings (loss) per share attributable to Dynegy Inc.:
Income (loss) from continuing operations	$(0.05)	$0.24	$(1.69)	$(2.68)
Income (loss) from discontinued operations	—	(0.02)	—	0.03
Basic earnings (loss) per share attributable to Dynegy Inc.	$(0.05)	$0.22	$(1.69)	$(2.65)

Diluted earnings (loss) per share attributable to Dynegy Inc.:
Income (loss) from continuing operations	$(0.05)	$0.24	$(1.69)	$(2.68)
Income (loss) from discontinued operations	—	(0.02)	—	0.03
Diluted earnings (loss) per share attributable to Dynegy Inc.	$(0.05)	$0.22	$(1.69)	$(2.65)

Basic shares outstanding	100	100	100	100
Diluted shares outstanding	100	100	100	100

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(5)	$22	$(164)	$(265)
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) and plan amendments (net of tax of zero, $25, zero and $25, respectively)	—	46	(3)	46
Amounts reclassified from accumulated other comprehensive income:
Reclassification of curtailment gain included in net loss (net of tax of zero, zero, zero and zero, respectively)	—	—	—	(7)
Amortization of unrecognized prior service credit and actuarial gain (net of tax of zero, zero, zero and zero, respectively)	(1)	—	(3)	—
Other comprehensive income (loss), net of tax	(1)	46	(6)	39
Comprehensive income (loss)	(6)	68	(170)	(226)
Less: Comprehensive income attributable to noncontrolling interest	—	—	4	—
Total comprehensive income (loss) attributable to Dynegy Inc.	$(6)	$68	$(174)	$(226)

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164)	$(265)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	185	156
Loss on extinguishment of debt	—	11
Non-cash interest expense (benefit)	15	(1)
Amortization of intangibles	38	190
Risk management activities	57	10
Gain on sale of assets, net	(17)	(2)
Deferred income taxes	(1)	(18)
Change in value of common stock warrants	43	1
Other	27	8
Changes in working capital:
Accounts receivable, net	187	16
Inventory	1	26
Prepayments and other current assets	32	36
Accounts payable and accrued liabilities	(124)	(23)
Affiliate transactions	—	(1)
Changes in non-current assets	(9)	(7)
Changes in non-current liabilities	6	(5)
Net cash provided by operating activities	276	132
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(94)	(67)
Proceeds from asset sales, net	17	3
Decrease in restricted cash	—	335
Net cash provided by (used) in investing activities	(77)	271
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of financing costs	10	1,753
Repayments of borrowings, including debt extinguishment costs	(6)	(1,915)
Interest rate swap settlement payments	(13)	—
Other financing	(1)	—
Net cash used in financing activities	(10)	(162)
Net increase in cash and cash equivalents	189	241
Cash and cash equivalents, beginning of period	843	348
Cash and cash equivalents, end of period	$1,032	$589

See the notes to consolidated financial statements.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
Our current business operations are focused primarily on the power generation sector of the energy industry. We report the results of our power generation business as three segments in our unaudited consolidated financial statements: (i) the Coal segment (“Coal”), (ii) the IPH segment (“IPH”) and (iii) the Gas segment (“Gas”). Our consolidated financial results also reflect corporate-level expenses such as general and administrative expense, interest expense and income tax benefit (expense). Please read Note 15—Segment Information for further discussion. All significant intercompany transactions have been eliminated.
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
Note 2—Accounting Policies
The accounting policies followed by the Company are set forth in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our Form 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2014.
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
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
Revenue from Contracts with Customers. In May 2014, the FASB and IASB jointly issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). The amendments in this ASU develop a common revenue standard for U.S. GAAP and IFRS by removing inconsistencies and weaknesses in revenue requirements, providing a more robust framework for addressing revenue issues, improving comparability of revenue recognition practices, providing more useful information to users of financial statements and simplifying the preparation of financial statements. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2016. We are currently assessing this ASU; however, we do not anticipate the adoption of this ASU having a material impact on our consolidated financial statements.
Note 3—Acquisitions and Divestitures
Acquisitions
Duke Midwest Purchase Agreement. On August 21, 2014, our wholly-owned subsidiary, Dynegy Resource I, LLC (“DRI”), entered into a purchase and sale agreement, as amended (the “Duke Midwest Purchase Agreement”) with Duke Energy SAM, LLC (“Duke Energy SAM”) and Duke Energy Commercial Enterprises, Inc. (“Duke Energy CE” and, together with Duke Energy SAM, “Duke Energy”), pursuant to which DRI will, subject to the terms and conditions in the Duke Midwest Purchase Agreement, purchase from Duke Energy 100 percent of the membership interests in Duke Energy Commercial Asset Management, LLC and Duke Energy Retail Sales, LLC, thereby acquiring approximately 6,200 MW (based on winter capacity) in (i) five natural gas-fired power facilities located in Ohio, Pennsylvania and Illinois, (ii) one oil-fired power facility located in Ohio, (iii) partial interests in five coal-fired power facilities located in Ohio and (iv) a retail energy business for a base purchase price of $2.8 billion in cash, subject to certain adjustments (the “Duke Midwest Acquisition”). We will only operate two of the five coal-fired facilities, the Miami Fort and Zimmer facilities, with other owners operating the three remaining facilities. The closing of the Duke Midwest Acquisition is expected to occur by the end of the first quarter of 2015.
The Duke Midwest Purchase Agreement includes customary representations, warranties and covenants by the parties, and is subject to various closing conditions, including (i) obtaining approval of FERC under Section 203 of the Federal Power Act, as amended (“FERC Approval”), HSR approval and other required governmental consents and approvals; (ii) no injunction or other orders preventing the consummation of the transactions contemplated under the Duke Midwest Purchase Agreement; (iii) the continuing accuracy of each party’s representations and warranties; and (iv) the satisfaction of other conditions.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Each party has agreed to indemnify the other for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions and limitations. The Duke Midwest Purchase Agreement contains certain termination rights for both DRI and Duke Energy, including if the closing does not occur within nine months following the date of the Duke Midwest Purchase Agreement (subject to extension to 12 months, if necessary to obtain applicable governmental approvals). In the event the Duke Midwest Purchase Agreement is validly terminated then each of the parties shall be relieved of its duties and obligations arising under this agreement.
Concurrently with the execution of the Duke Midwest Purchase Agreement, Dynegy entered into a guaranty (the “Duke Midwest Acquisition Guaranty”), capped at $2.8 billion, in favor of Duke Energy, whereby Dynegy will guarantee the payment and performance of DRI’s obligations under the Duke Midwest Purchase Agreement, as well as under a transition services agreement to be entered into upon the closing of the Duke Midwest Acquisition. Please read Note 10—Commitments and Contingencies—Guarantees for further discussion.
ECP Purchase Agreements. Also on August 21, 2014, our wholly-owned subsidiary, Dynegy Resource II, LLC (“ERC Purchaser”) entered into a stock purchase agreement (the “ERC Purchase Agreement”) with Energy Capital Partners II, LP (“ECP II”), Energy Capital Partners II-A, LP (“ECP II-A”), Energy Capital Partners II-B, LP (“ECP II-B”), Energy Capital Partners II-C (Direct IP), LP (“ECP II-C”), Energy Capital Partners II-D, LP (“ECP II-D”), and Energy Capital Partners II (EquiPower Co-Invest), LP (“ECP Coinvest” and, collectively with ECP II, ECP II-A, ECP II-B, ECP II-C and ECP II-D, the “ERC Sellers”), EquiPower Resources Corp. (“ERC”), and solely for certain limited purposes set forth therein, each of Energy Capital Partners II-C, LP (“ECP II-C Fund”), and Dynegy, pursuant to which the ERC Purchaser will, subject to the terms and conditions in the ERC Purchase Agreement, purchase from ERC Sellers 100 percent of the equity interests in ERC, thereby acquiring (i) five combined cycle gas facilities in Connecticut, Massachusetts and Pennsylvania, (ii) a partial interest in one natural gas-fired peaking facility in Illinois, (iii) two gas and oil fired peaking facilities in Ohio and (iv) one coal-fired facility in Illinois (the “ERC Acquisition”).
On August 21, 2014, in a related transaction, Dynegy’s wholly-owned subsidiaries, Dynegy Resource III, LLC, a Delaware limited liability company (the “Brayton Purchaser” and, together with the ERC Purchaser, the “ECP Purchasers”), and Dynegy Resource III-A, LLC, the (“Merger Sub”), entered into a stock purchase agreement and agreement and plan of merger (the “Brayton Purchase Agreement”) with Energy Capital Partners GP II, LP (“ECP GP”), ECP II, ECP II-A, ECP II-B, ECP II-D, and Energy Capital Partners II-C (Cayman), L.P. (“ECP II-C (Cayman)” and, collectively with ECP GP, ECP II, ECP II-A, ECP II-B and ECP II-D, the “Brayton Sellers” and, together with the ERC Sellers, the “ECP Sellers”), Brayton Point Holdings, LLC (“Brayton”), and, solely for certain limited purposes set forth therein, each of ECP II-C Fund and Dynegy, pursuant to which Brayton Purchaser will, subject to the terms and conditions in the Brayton Purchase Agreement, acquire from Brayton Sellers and other holders of equity interests in Brayton, through a stock purchase and the related merger of Merger Sub with and into Brayton, 100 percent of the equity interests in Brayton (the “Brayton Acquisition”). The closing of each of the ERC Acquisition and the Brayton Acquisition (collectively, the “EquiPower Acquisition”) is contingent on the simultaneous closing of the other acquisition, and such closings are expected to occur by the end of the first quarter of 2015. The EquiPower Acquisition will add approximately 6,300 MW (based on winter capacity) of generation in Connecticut, Illinois, Massachusetts, Ohio and Pennsylvania. The aggregate base purchase price for the EquiPower Acquisition is $3.25 billion in cash plus $200 million in common stock of Dynegy, subject to certain adjustments.
The ERC Purchase Agreement and the Brayton Purchase Agreement (collectively, the “ECP Purchase Agreements”) include customary representations, warranties and covenants by the respective parties thereto, and are subject to various closing conditions, including (i) obtaining FERC Approval, HSR approval and other required governmental approvals; (ii) no injunction or other legal prohibition preventing the closing under the applicable ECP Purchase Agreement; (iii) the continuing accuracy of each applicable party’s representations and warranties; and (iv) the satisfaction of other customary conditions.
Under the ECP Purchase Agreements, the applicable parties have agreed to indemnify the other applicable parties for breaches of representations and warranties, breaches of covenants and certain other matters, subject to certain exceptions and limitations.  The ECP Purchasers shall, in aggregate, not be entitled to indemnification in excess of $276 million, and a portion of the purchase price will be held in escrow for one year after closing to support the indemnification obligations of the ECP Sellers.
The ECP Purchase Agreements contain certain termination rights for the respective ECP Purchasers and ECP Sellers, including if the closings of the applicable ECP Purchase Agreements do not occur by May 8, 2015. The ECP Purchase Agreements provide for the payment of a termination fee, in aggregate, of $207 million by Dynegy under specific circumstances, including where either of the applicable ECP Purchase Agreements is terminated because of a breach of the representations, warranties or covenants by the applicable ECP Purchaser. Please read Note 10—Commitments and Contingencies—Guarantees for further discussion.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Please read Note 16—Subsequent Events for discussion of the financing arrangements for the Duke Midwest Acquisition and EquiPower Acquisition.
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
We incurred acquisition and integration costs of less than $1 million and $8 million for the three and nine months ended September 30, 2014, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2013, respectively. These costs were included in Acquisition and integration costs in our unaudited consolidated statements of operations. Revenues of $236 million and $619 million and net income of $14 million and net loss of $58 million attributable to IPH are included in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2014, respectively. Please read Note 15—Segment Information for further discussion.
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
Pro Forma Results. The unaudited pro forma financial results for the nine months ended September 30, 2013 assume the AER Acquisition had occurred on January 1, 2013. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed as of January 1, 2013, nor are they indicative of future results of operations.

(amounts in millions)	Nine Months Ended September 30, 2013
Revenues	$1,996
Net loss	$(307)
Net loss attributable to noncontrolling interest	$(3)
Net loss attributable to Dynegy Inc.	$(304)
Divestiture
Black Mountain. On June 27, 2014, we completed the sale of our 50 percent interest in Nevada Cogeneration Associates #2, a partnership that owns Black Mountain, an 85 MW (43 net MW) natural gas-fired facility in Nevada. We received $3 million and $17 million in cash proceeds from the close of the transaction during the three and nine months ended September 30, 2014, respectively, which is reflected in Gain on sale of assets, net in our unaudited consolidated statements of operations. In connection with the sale, our guarantee associated with the power purchase agreement was terminated. Additionally, we received $10 million in cash distributions from Black Mountain, which is recorded as Earnings from unconsolidated investments in our unaudited consolidated statements of operations for the nine months ended September 30, 2014.
Discontinued Operations
On April 30, 2013, we completed the sale of Dynegy Roseton, L.L.C. (“Roseton”). On November 1, 2013, the Dynegy Danskammer, L.L.C. (“Danskammer”) assets were sold. Any activity related to our Roseton and Danskammer operations is included in Income from discontinued operations, net of tax in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2013.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Note 4—Risk Management Activities, Derivatives and Financial Instruments
The nature of our business necessarily involves commodity market and financial risks.  Specifically, we are exposed to commodity price variability related to our power generation business.  Our commercial team manages these commodity price risks with financially settled and other types of contracts consistent with our commodity risk management policy.  Our treasury team manages our financial risks and exposures associated with interest rate risk.
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
 Quantitative Disclosures Related to Financial Instruments and Derivatives
As of September 30, 2014, we had net purchases and sales of derivative contracts outstanding in the following quantities:

Contract Type	Hedge Designation	Quantity	Unit of Measure	Fair Value (1)
(dollars and quantities in millions)		Purchases (Sales)		Asset (Liability)
Commodity contracts:
Electricity derivatives (2)	Not designated	(31)	MWh	$(51)
Electricity basis derivatives (3)	Not designated	(28)	MWh	$2
Natural gas derivatives (2)	Not designated	84	MMBtu	$(21)
Natural gas basis derivatives	Not designated	29	MMBtu	$(10)
Diesel fuel derivatives	Not designated	8	Gallon	$(1)
Coal derivatives	Not designated	—	Metric Ton	$(2)
Emissions derivatives	Not designated	4	Metric Ton	$—
Interest rate swaps	Not designated	787	U.S. Dollar	$(40)
Common stock warrants (4)	Not designated	16	Warrant	$(64)
__________________________________________

(1)	Includes both asset and liability risk management positions, but excludes margin and collateral netting of $6 million.

(2)	Mainly comprised of swaps, options and physical forwards.

(3)	Comprised of FTRs and swaps.

(4)	Each warrant is convertible into one share of Dynegy common stock.
Derivatives on the Balance Sheet.  The following tables present the fair value and balance sheet classification of derivatives in the unaudited consolidated balance sheets as of September 30, 2014 and December 31, 2013. As of September 30, 2014 and December 31, 2013, there were no gross amounts available to be offset that were not offset in our unaudited consolidated balance sheets.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

		September 30, 2014
			Gross amounts offset in the balance sheet
Contract Type	Balance Sheet Location	Gross Fair Value	Contract Netting	Collateral or Margin Received or Paid	Net Fair Value
(amounts in millions)
Derivative assets:
Commodity contracts	Assets from risk management activities	$60	$(45)	$	$15
Total derivative assets		$60	$(45)	$—	$15

Derivative liabilities:
Commodity contracts	Liabilities from risk management activities	$(143)	$45	$6	$(92)
Interest rate contracts	Liabilities from risk management activities	(40)	—	—	(40)
Common stock warrants	Other long-term liabilities	(64)	—	—	(64)
Total derivative liabilities		$(247)	$45	$6	$(196)
Total derivatives		$(187)	$—	$6	$(181)

		December 31, 2013
			Gross amounts offset in the balance sheet
Contract Type	Balance Sheet Location	Gross Fair Value	Contract Netting	Collateral or Margin Received or Paid	Net Fair Value
(amounts in millions)
Derivative assets:
Commodity contracts	Assets from risk management activities	$103	$(67)	$—	$36
Total derivative assets		$103	$(67)	$—	$36

Derivative liabilities:
Commodity contracts	Liabilities from risk management activities	$(122)	$67	$4	$(51)
Interest rate contracts	Liabilities from risk management activities	(47)	—	—	(47)
Common stock warrants	Other long-term liabilities	(21)	—	—	(21)
Total derivative liabilities		$(190)	$67	$4	$(119)
Total derivatives		$(87)	$—	$4	$(83)
Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to change, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. The aggregate fair value of all commodity derivative instruments with credit-risk-related contingent features that are in a liability position that are not fully collateralized (excluding transactions with our clearing brokers that are fully collateralized) at September 30, 2014 is less than $1 million for which we have posted no collateral. Our remaining derivative instruments do not have credit-related collateral contingencies as they are included within our first-lien collateral program.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

The following table summarizes our total cash collateral posted as of September 30, 2014 and December 31, 2013, along with the location on the balance sheet and the amount applied against our short-term risk management liabilities.

Location on balance sheet	September 30, 2014		December 31, 2013
	Collateral posted	Amount applied against short-term risk management liabilities	Collateral posted	Amount applied against short-term risk management liabilities
(amounts in millions)
Prepayments and other current assets	$44	$6	$47	$4
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
The impact of mark-to-market gains (losses) on our unaudited consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 is presented below.

Derivatives Not Designated as Hedges	Location of Mark-to-market Gain (Loss) in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
(amounts in millions)
Commodity contracts	Revenues	$10	$29	$(65)	$(8)
Interest rate contracts	Interest expense	$5	$(5)	$7	$(1)
Common stock warrants	Other income (expense), net	$6	$8	$(43)	$(1)
The recognized impact of derivative financial instruments on our unaudited consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 is presented below.

Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
(amounts in millions)
Commodity contracts	Revenues	$(3)	$(2)	$(212)	$(54)
Interest rate contracts	Interest expense	$1	$(6)	$(6)	$(3)
Common stock warrants	Other income (expense), net	$6	$8	$(43)	$(1)
Note 5—Fair Value Measurements
We apply the market approach for recurring fair value measurements, employing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We have consistently used this valuation technique for all periods presented.  Please read Note 2—Summary of Significant Accounting Policies—Fair Value Measurements in our Form 10-K for further discussion.
The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and are presented on a gross basis before consideration of amounts netted under master netting agreements and the application of collateral and margin paid.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

	Fair Value as of September 30, 2014
(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$35	$21	$56
Natural gas derivatives	—	4	—	4
Total assets from commodity risk management activities	$—	$39	$21	$60
Liabilities:				.
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(71)	$(34)	$(105)
Natural gas derivatives	—	(34)	(1)	(35)
Diesel fuel derivatives	—	(1)	—	(1)
Coal derivatives	—	(2)	—	(2)
Total liabilities from commodity risk management activities	—	(108)	(35)	(143)
Liabilities from interest rate contracts	—	(40)	—	(40)
Liabilities from outstanding common stock warrants	(64)	—	—	(64)
Total liabilities	$(64)	$(148)	$(35)	$(247)

	Fair Value as of December 31, 2013
(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$44	$50	$94
Natural gas derivatives	—	9	—	9
Total assets from commodity risk management activities	$—	$53	$50	$103
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(55)	$(39)	$(94)
Natural gas derivatives	—	(21)	—	(21)
Heat rate derivatives	—	—	(1)	(1)
Emissions derivatives	—	(2)	—	(2)
Coal derivatives	—	(4)	—	(4)
Total liabilities from commodity risk management activities	—	(82)	(40)	(122)
Liabilities from interest rate contracts	—	(47)	—	(47)
Liabilities from outstanding common stock warrants	(21)	—	—	(21)
Total liabilities	$(21)	$(129)	$(40)	$(190)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Level 3 Valuation Methods. The electricity derivatives classified within Level 3 include financial swaps executed in illiquid trading locations, capacity contracts, off-peak power options, FTRs and heat rate derivatives.  The curves used to generate the fair value of the financial swaps are based on basis adjustments applied to forward curves for liquid trading points, while the curves for the capacity deals are based upon auction results in the marketplace, which are infrequently executed.  Off-peak power options are valued using a Black-Scholes model which uses forward prices and market implied volatility. The forward market price of FTRs is derived using historical congestion patterns within the marketplace and heat rate derivative valuations are derived using a Black-Scholes spread model, which uses forward natural gas and power prices, market implied volatilities and modeled power/natural gas correlation values.
Sensitivity to Changes in Significant Unobservable Inputs for Level 3 Valuations. The significant unobservable inputs used in the fair value measure of our commodity instruments categorized within Level 3 of the fair value hierarchy are estimates of future price correlation, future market volatility, forward congestion power price spreads and illiquid power location pricing basis to liquid locations. These estimates are generally independent of each other. Volatility curves and power price spreads are generally based on observable markets where available, or derived from historical prices and forward market prices from similar observable markets when not available. Increases in the price or volatility of the spread on a long/short position in isolation would result in a higher/lower fair value measurement. The significant unobservable inputs used in the valuation of Dynegy’s contracts classified as Level 3 as of September 30, 2014 are as follows:

Transaction Type	Quantity	Unit of Measure	Net Fair Value	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
(dollars in millions)
Electricity derivatives:
Forward contracts—power (1)	(6)	Million MWh	$(17)	Basis spread + liquid location	Basis spread	$7.00-$9.00
FTRs	22	Million MWh	$4	Historical congestion	Forward price	$0.00-$11.00
Natural gas derivatives	1	MMBtu	$(1)	Illiquid pricing periods	Forward price	$2.65 - $3.25
Heat rate derivatives	46	Thousand Tons	$—	Option model	Coal/power price correlation	0%-11%
	(81)	Thousand MWh	$—	Option model	Power price volatility	71%-101%
__________________________________________

(1)	Represents forward financial and physical transactions at illiquid pricing locations.
The following tables set forth a reconciliation of changes in the fair value of financial instruments classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30, 2014
(amounts in millions)	Electricity Derivatives	Heat Rate Derivatives	Natural Gas Derivatives	Total
Balance at June 30, 2014	$(14)	$(1)	$—	$(15)
Total gains (losses) included in earnings	3	—	(1)	2
Settlements (1)	(2)	1	—	(1)
Balance at September 30, 2014	$(13)	$—	$(1)	$(14)
Mark-to-market gains (losses) relating to instruments held as of September 30, 2014	$3	$—	$(1)	$2

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014
(amounts in millions)	Electricity Derivatives	Heat Rate Derivatives	Natural Gas Derivatives	Total
Balance at December 31, 2013	$11	$(1)	$—	$10
Total losses included in earnings	(19)	—	(1)	(20)
Settlements (1)	(5)	1	—	(4)
Balance at September 30, 2014	$(13)	$—	$(1)	$(14)
Mark-to-market losses relating to instruments held as of September 30, 2014	$(19)	$—	$(1)	$(20)

	Three Months Ended September 30, 2013
(amounts in millions)	Electricity Derivatives	Heat Rate Derivatives	Total
Balance at June 30, 2013	$(3)	$1	$(2)
Total gains (losses) included in earnings	(5)	1	(4)
Settlements (1)	—	(1)	(1)
Balance at September 30, 2013	$(8)	$1	$(7)
Mark-to-market gains (losses) relating to instruments held as of September 30, 2013	$(5)	$1	$(4)

	Nine Months Ended September 30, 2013
(amounts in millions)	Electricity Derivatives	Heat Rate Derivatives	Total
Balance at December 31, 2012	$5	$2	$7
Total losses included in earnings	(7)	—	(7)
Settlements (1)	(6)	(1)	(7)
Balance at September 30, 2013	$(8)	$1	$(7)
Mark-to-market losses relating to instruments held as of September 30, 2013	$(7)	$—	$(7)
__________________________________________

(1)	For purposes of these tables, we define settlements as the beginning of period fair value of contracts that settled during the period.
Gains and losses recognized for Level 3 recurring items are included in Revenues on the unaudited consolidated statements of operations for commodity derivatives.  We believe an analysis of commodity instruments classified as Level 3 should be undertaken with the understanding that these items generally serve as economic hedges of our power generation portfolio.  We did not have any transfers between Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2014 and 2013.
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
We did not have any material nonfinancial assets or liabilities measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2014 and 2013.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Fair Value of Financial Instruments.  The following table discloses the fair value of financial instruments recognized on our balance sheets.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014		December 31, 2013
(amounts in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Dynegy Inc.:
Tranche B-2 Term Loan, due 2020 (1)(2)	$(787)	$(783)	$(792)	$(802)
5.875% Senior Notes, due 2023 (2)	$(500)	$(465)	$(500)	$(468)
Emissions Repurchase Agreements (2)	$(29)	$(39)	$(17)	$(17)
Interest rate derivatives (2)	$(40)	$(40)	$(47)	$(47)
Commodity-based derivative contracts (3)	$(83)	$(83)	$(19)	$(19)
Common stock warrants (4)	$(64)	$(64)	$(21)	$(21)
Genco:
7.95% Senior Notes Series F, due 2032 (2)(5)	$(224)	$(274)	$(224)	$(216)
7.00% Senior Notes Series H, due 2018 (2)(5)	$(265)	$(287)	$(259)	$(252)
6.30% Senior Notes Series I, due 2020 (2)(5)	$(205)	$(235)	$(200)	$(196)
__________________________________________

(1)	Carrying amount includes an unamortized discount of $3 million and $4 million as of September 30, 2014 and December 31, 2013, respectively. Please read Note 9—Debt for further discussion.

(2)	The fair values of these financial instruments are classified as Level 2 within the fair value hierarchy levels.

(3)	Carrying amount of commodity-based derivative contracts excludes $6 million and $4 million of cash posted as collateral, as of September 30, 2014 and December 31, 2013, respectively.

(4)	The fair value of the common stock warrants is classified as Level 1 within the fair value hierarchy levels.

(5)	Combined carrying amounts as of September 30, 2014 and December 31, 2013 include unamortized discounts of $131 million and $142 million, respectively. Please read Note 9—Debt for further discussion.
Note 6—Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, by component, associated with our defined benefit pension and other post-employment benefit plans are as follows:

	Nine Months Ended September 30,
(amounts in millions)	2014	2013
Beginning of period	$58	$11
Other comprehensive income (loss) before reclassifications:
Actuarial gain (loss) and plan amendments (net of tax of zero and $25, respectively) (1)	(2)	46
Amounts reclassified from accumulated other comprehensive income:
Reclassification of curtailment gain included in net loss (net of tax of zero) (2)	—	(7)
Amortization of unrecognized prior service credit and actuarial gain (net of tax of zero) (3)	(3)	—
Net current period other comprehensive income (loss), net of tax	(5)	39
End of period	$53	$50
__________________________________________

(1)
As a result of amendments to certain of our pension and other post-employment benefit plans, we remeasured the affected plans during the third quarter 2013. Please read Note 18—Employee Compensation, Savings, Pension and Other Post-Employment Benefit Plans in our Form 10-K for further discussion.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

(2)
Amount related to the DNE pension curtailment gain and was recorded in Income from discontinued operations, net of tax on our unaudited consolidated statements of operations. Please read Note 12—Pension and Other Post-Employment Benefit Plans and Note 18—Employee Compensation, Savings, Pension and Other Post-Employment Benefit Plans in our Form 10-K for further discussion.

(3)
Amounts are associated with our defined benefit pension and other post-employment benefit plans and are included in the computation of net periodic pension cost (gain). Please read Note 12—Pension and Other Post-Employment Benefit Plans for further discussion.

Note 7—Inventory
A summary of our inventories is as follows:

(amounts in millions)	September 30, 2014	December 31, 2013
Materials and supplies	$83	$81
Coal	96	92
Fuel oil	5	4
Emissions allowances (1)	2	4
Total	$186	$181
__________________________________________

(1)
As of December 31, 2013, this inventory was held as collateral by one of our counterparties as part of a financing arrangement. Please read Note 9—Debt—Emissions Repurchase Agreements for further discussion.

Note 8—Intangible Assets and Liabilities
In connection with fresh-start accounting on October 1, 2012 and the AER Acquisition on December 2, 2013, we recorded intangible assets and liabilities. The following table summarizes the components of our intangible assets and liabilities, on a net basis:

	September 30, 2014			December 31, 2013
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Electricity contracts, net	$325	$(247)	$78	$330	$(170)	$160
Coal contracts, net	39	(117)	(78)	39	(150)	(111)
Gas transport contracts	(24)	15	(9)	(24)	9	(15)
Total	$340	$(349)	$(9)	$345	$(311)	$34
The following table presents our amortization of intangible assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2014	2013	2014	2013
Electricity contracts, net (1)	$16	$34	$77	$101
Coal contracts, net (2)	(11)	31	(33)	95
Gas transport contracts (2)	(2)	(2)	(6)	(6)
Total	$3	$63	$38	$190
__________________________________________

(1)	The amortization expense of these contracts is recognized in Revenues in our unaudited consolidated statements of operations.

(2)	The amortization expense of these contracts is recognized in Cost of sales in our unaudited consolidated statements of operations.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Note 9—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	September 30, 2014	December 31, 2013
Dynegy Inc.:
Tranche B-2 Term Loan, due 2020 (1)	$790	$796
5.875% Senior Notes, due 2023 (1)	500	500
Emissions Repurchase Agreements (1)	29	17
Genco:
7.95% Senior Notes Series F, due 2032 (1)	275	275
7.00% Senior Notes Series H, due 2018 (1)	300	300
6.30% Senior Notes Series I, due 2020 (1)	250	250
	2,144	2,138
Unamortized discount on debt, net	(134)	(146)
	2,010	1,992
Less: Current maturities, including unamortized discounts, net	37	13
Total Long-term debt	$1,973	$1,979
__________________________________________

(1)	Please read Note 12—Debt in our Form 10-K for further discussion.
The Company has a $1.275 billion credit agreement that consists of (i) an $800 million seven-year senior secured term loan B facility (the “Tranche B-2 Term Loan”) and (ii) a $475 million five-year senior secured revolving credit facility (the “Revolving Facility,” and collectively with the Tranche B-2 Term Loan, the “Credit Agreement”). Dynegy and its Subsidiary Guarantors (as defined in the Credit Agreement) also entered into an indenture pursuant to which Dynegy issued $500 million in aggregate principal amount of unsecured senior notes (the “Senior Notes”) at par.
At September 30, 2014, there were no amounts drawn on the Revolving Facility; however, we had outstanding letters of credit of approximately $124 million, which reduces the amount available under the Revolving Facility.
The Credit Agreement contains customary events of default and affirmative and negative covenants, subject to certain specified exceptions, including a Senior Secured Leverage Ratio (as defined in the Credit Agreement) calculated on a rolling four quarters basis. Based on the calculation outlined in the Credit Agreement, we are in compliance at September 30, 2014.
    Subsequent to September 30, 2014, we completed our financings associated with the Duke Midwest Acquisition and the EquiPower Acquisition. Please read Note 16—Subsequent Events for further discussion.
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
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
Based on September 30, 2014 calculations, Genco’s interest coverage ratios are less than the minimum ratios required for Genco to pay dividends and borrow additional funds from external, third-party sources.
Letter of Credit Facilities
On January 29, 2014, IPM entered into a fully cash collateralized Letter of Credit and Reimbursement Agreement with Union Bank, N.A., as amended on May 16, 2014 (“LC Agreement”), pursuant to which Union Bank agreed to issue from time to time, one or more standby letters of credit in an aggregate stated amount not to exceed $25 million at any one time to support performance obligations and other general corporate activities of IPM, provided that IPM deposits in an account controlled by Union Bank an amount of cash sufficient to cover the face value of such requested letter of credit plus an additional percentage thereon. As of September 30, 2014, IPM had $10.5 million deposited with Union Bank and $10 million in letters of credit outstanding.
On September 18, 2014, Dynegy entered into a Letter of Credit Reimbursement Agreement with Macquarie Bank Limited (“Macquarie Bank”) and Macquarie Energy LLC (the “Lender”), pursuant to which the Lender agreed to cause the Macquarie Bank to issue a single-use standby letter of credit in an amount not to exceed $55 million. The facility has a one-year tenor and may be extended at the Lender’s option up to one additional year. At September 30, 2014, there was $55 million outstanding under this letter of credit.
Emissions Repurchase Agreements
During the fourth quarter 2013, we entered into two repurchase transactions with a third party in which we sold $6 million in California Carbon Allowance (“CCA”) credits and $11 million of Regional Greenhouse Gas Initiative (“RGGI”) inventory and received cash. In the first quarter 2014, we entered into an additional repurchase agreement with a third party in which we sold $12 million of RGGI inventory and received cash. We repurchased $6 million in CCA credits in October 2014 and are obligated to repurchase the RGGI inventory in February 2015 at a specified price that includes a carry cost of approximately 350 basis points.
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
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
On August 24, 2012, the lead plaintiff in the Securities Litigation filed an objection to the confirmation of the Plan asserting, among other things, that lead plaintiff should be permitted to opt-out of the non-debtor releases and injunctions (the “Non-Debtor Releases”) in the Plan on behalf of all putative class members. We opposed that relief. On October 1, 2012, the Bankruptcy Court ruled that lead plaintiff did not have standing to object to the Plan and did not have authority to opt-out of the Non-Debtor Releases on behalf of any other party-in-interest. Accordingly, the Securities Litigation may only proceed against the non-debtor defendants with respect to members of the putative class who individually opted out of the Non-Debtor Releases. The lead plaintiff filed a notice of appeal on October 10, 2012. On June 4, 2013, the District Court dismissed the appeal. On July 3, 2013, the lead plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit and filed a brief on November 4, 2013. On October 31, 2014, the Second Circuit affirmed the District Court’s dismissal based upon the lead plaintiff’s lack of standing. The lead plaintiff’s appellate deadline to the U.S. Supreme Court remains pending.
Additionally, on July 19, 2013, the defendants filed a substantive motion to dismiss the plaintiff’s remaining claims by any opt-out plaintiffs against the non-debtor defendants. On April 30, 2014, the District Court granted the defendants’ motion and dismissed the action.  Plaintiff is appealing this decision to the Second Circuit, but no decision has been issued.
Gas Index Pricing Litigation.  We, several of our affiliates, our former joint venture affiliate and other energy companies were named as defendants in numerous lawsuits in state and federal court claiming damages resulting from alleged price manipulation and false reporting of natural gas prices to various index publications in the 2000-2002 time frame. Many of the cases have been resolved. All of the remaining cases contain similar claims that we individually, and in conjunction with other energy companies, engaged in an illegal scheme to inflate natural gas prices in four states by providing false information to natural gas index publications. In July 2011, the court granted defendants’ motions for summary judgment, thereby dismissing all of plaintiffs’ claims. Plaintiffs appealed the decision to the U.S. Court of Appeals for the Ninth Circuit which reversed the summary judgment on April 10, 2013. On August 26, 2013, we and the other defendants filed a request for review with the U.S. Supreme Court. On July 1, 2014, the Supreme Court accepted review. We filed our Opening Brief on September 18, 2014. Oral arguments have not yet been set.
Illinova Generating Company Arbitration. In May 2007, our subsidiary Illinova Generating Company (“IGC”) received an adverse award in an arbitration brought by Ponderosa Pine Energy, LLC (“PPE”). The award required IGC to pay PPE $17 million, which IGC paid in June 2007 under protest while simultaneously seeking to vacate the award in the District Court of Dallas County, Texas. In March 2010, the Dallas District Court vacated the award, finding that one of the arbitrators had exhibited evident partiality. PPE appealed that decision to the Fifth District Court of Appeals in Dallas, Texas. Coincident with the appeal, IGC filed a claim against PPE seeking recovery of the $17 million plus interest. In September 2010, the Dallas District Court ordered PPE to deposit the $17 million principal in an interest-bearing escrow account jointly owned by IGC and PPE. On August 20, 2012, the Dallas Court of Appeals reversed the Dallas District Court and reinstated the award. IGC and the other respondents filed a petition for review with the Texas Supreme Court on December 5, 2012. On May 23, 2014, the Texas Supreme Court reversed the Dallas Court of Appeals and reinstated the trial court’s judgment vacating the arbitration award. The Texas Supreme Court denied rehearing on August 22, 2014 and on October 6, 2014, the Dallas District Court reinstated IGC’s lawsuit seeking distribution from the escrow account. IGC moved for Summary Judgment on the distribution and a hearing is set for November 19, 2014.
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
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
In response to the Hennepin final report, we notified the EPA in July 2013 of our intent to close the Hennepin west CCR surface impoundment. The preliminary estimated cost for closure of the west CCR surface impoundment, including post-closure monitoring, is approximately $5 million. As a result of these changes, we increased our ARO by approximately $2 million during the second quarter 2013. We are performing further studies needed to support closure of the west CCR impoundment. In March 2014, we received the Illinois Department of Natural Resources permit needed to begin construction on the capital improvements to the east dam berm. The estimated cost for capital improvements to the Hennepin east dam is approximately $3 million. Work began in the third quarter 2014 and is expected to be completed by the end of 2014, depending upon river levels.
In response to the Baldwin final report, we notified the EPA in April 2013 of our action plan, which included implementation of recommended operational and maintenance practices and certain recommended studies. In May and August 2014, we updated the EPA on the status of our Baldwin action plan, including the completion of certain studies and implementation of remedial measures and our ongoing evaluation of potential long-term measures in the context of our concurrent ongoing evaluation at Baldwin of groundwater corrective actions. The nature and scope of repairs that ultimately may be needed at the Baldwin CCR surface impoundment to address the EPA’s dam safety assessment is dependent, in part, on the Illinois EPA’s response to our groundwater corrective action evaluation recommendations. Please read “Vermilion and Baldwin Groundwater” below for further discussion. At this time, if the Illinois EPA approves our proposed approach to address groundwater at Baldwin and the EPA concurs, we estimate the cost to repair the affected berm at the Baldwin CCR surface impoundment system would be approximately $3 million. If such approach is not approved by the Illinois EPA we are unable, at this time, to estimate a reasonably possible cost, or range of costs, of repairs at the Baldwin CCR surface impoundment.
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

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

IPH Variance. In January 2014, an environmental group filed a petition for review in the Illinois Fourth District Appellate Court of the IPCB’s November 2013 decision and order granting the variance relief to IPH. On January 17, 2014, we filed a Motion to Dismiss. On February 24, 2014, the Fourth District Appellate Court granted our motion and dismissed the appeal. On April 1, 2014, the environmental group filed a petition for leave to appeal the Appellate Court’s decision with the Illinois Supreme Court. On May 5, 2014, we filed an answer opposing review by the Illinois Supreme Court. On September 24, 2014, the Illinois Supreme Court denied the petition for leave to appeal.
Vermilion and Baldwin Groundwater. We have implemented hydrogeologic investigations for the CCR surface impoundment at our Baldwin facility and for two CCR surface impoundments at our Vermilion facility in response to a request by the Illinois EPA.
Groundwater monitoring results indicate that the CCR surface impoundment at Baldwin impacts onsite groundwater. Also, at the request of the Illinois EPA, in late 2011 we initiated an investigation at Baldwin to determine if the facility’s CCR surface impoundment impacts offsite groundwater. Results of the offsite groundwater quality investigation at Baldwin, as submitted to the Illinois EPA on April 24, 2012, indicate two localized areas where Class I groundwater standards were exceeded.  If offsite groundwater impacts are ultimately attributed to the Baldwin CCR surface impoundment and remediation measures are necessary in the future, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. At this time we cannot reasonably estimate the costs, or range of costs, of corrective action that ultimately may be required at Baldwin.
In April 2012, we submitted to the Illinois EPA proposed corrective action plans for two of the CCR surface impoundments at the Vermilion facility.  The proposed corrective action plans reflect the results of a hydrogeologic investigation, which indicate that the facility’s old east and north CCR impoundments impact groundwater quality onsite and that such groundwater migrates offsite to the north of the property and to the adjacent Middle Fork of the Vermilion River.  The proposed corrective action plans include groundwater monitoring and recommend closure of both CCR impoundments, including installation of a geosynthetic cover.  In addition, we submitted an application to the Illinois EPA to establish a groundwater management zone while impacts from the facility are mitigated.  In March 2014, we submitted a revised corrective action plan for the old east impoundment at Vermilion. Our estimated cost of the recommended closure alternative for both Vermilion impoundments, including post-closure care, is approximately $10 million. The Vermilion facility also has a third CCR surface impoundment, the new east impoundment that is lined and is not known to impact groundwater.  Although not part of the proposed corrective action plans, if we decide to close the new east impoundment by removing its CCR contents concurrent with the recommended closure alternative for the old east and north impoundments, the associated estimated closure cost would add an additional $2 million to the above estimate.
    In July 2012, the Illinois EPA issued violation notices alleging violations of groundwater standards onsite at the Baldwin and Vermilion facilities. In December 2012, the Illinois EPA provided written notice that it may pursue legal action with respect to each matter through referral to the Illinois Office of the Attorney General. In accordance with work plans approved by the Illinois EPA, in 2013 we performed a geotechnical study at Vermilion and began a 12-month geotechnical/hydraulic/hydrogeologic study needed to analyze corrective action alternatives at Baldwin. The geotechnical study at Vermilion confirmed that the cap closure option proposed in our corrective action plans for the north and old east CCR surface impoundments is technically feasible. In September 2014, the Illinois EPA requested additional analyses concerning the closure plans for the Vermilion old east and north surface impoundments. Those analyses will not be completed until 2015. In June 2014, we submitted the results of our evaluation at Baldwin to the Illinois EPA. Based on the results of that evaluation, we recommended to the Illinois EPA that the closure process for the out-of-service east fly ash impoundment begin and that a geotechnical investigation of the existing soil cap on the out-of-service old east fly ash impoundment be undertaken. In October 2014, we submitted a supplemental groundwater modeling report to the Illinois EPA that indicates no known offsite water supply wells will be impacted under the various impoundment closure scenarios modeled. At this time we cannot reasonably estimate the costs of resolving these enforcement matters, but resolution of these matters may cause us to incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows.
IPH Segment Groundwater. Hydrogeologic investigations of the CCR surface impoundments have been performed at the IPH segment facilities.  Groundwater monitoring results indicate that the CCR surface impoundments at each of the IPH segment facilities potentially impact onsite groundwater.
In 2012, the Illinois EPA issued violation notices with respect to groundwater conditions at the Newton and Coffeen facilities’ CCR surface impoundments. In February 2013, the Illinois EPA provided written notice that it may pursue legal action with respect to each of these matters through referral to the Illinois Office of the Attorney General. In September 2014, the Illinois EPA issued a permit modification for the Newton facility’s active CCR landfill that requires us to perform assessment monitoring

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

concerning previously reported groundwater quality standard exceedances and to submit the findings of that assessment, including proposed courses of action, in April 2015.
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
At this time we cannot reasonably estimate the costs or range of costs of resolving the Newton and Coffeen groundwater matters, but resolution of these matters may cause IPH to incur significant costs that could have a material adverse effect on its financial condition, results of operations and cash flows.
Station Power Proceedings. On May 4, 2010, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) vacated FERC’s acceptance of station power rules for the CAISO market and remanded the case for further proceedings at FERC. On August 30, 2010, FERC issued an Order on Remand (“remand order”) effectively disclaiming jurisdiction over how the states impose retail station power charges. Due to reservation-of-rights language in the California utilities’ state-jurisdictional station power tariffs, the California utilities have argued that FERC’s ruling requires California generators to pay state-imposed retail charges back to the date of enrollment by the facilities in the CAISO’s station power program. The remand order could impact FERC’s station power policies in all of the organized markets throughout the nation. On February 28, 2011, the FERC issued an order denying rehearing of the remand order. Dynegy Moss Landing, LLC, together with other generators, filed an appeal of the remand order in the D.C. Circuit. On December 18, 2012, the D.C. Circuit issued an order denying the appeal of the generator group and affirming FERC’s orders on remand.
On November 18, 2011, PG&E filed with the CPUC, seeking authorization to begin charging generators station power charges, and to assess such charges retroactively, which the Company and other generators have challenged. Dynegy Morro Bay, LLC, Dynegy Moss Landing, LLC and Dynegy Oakland, LLC filed a protest with the CPUC objecting to PG&E’s filing. On October 25, 2013, PG&E filed revisions to its November 18, 2011 Advice Letter, seeking to limit retroactive charges to December 18, 2012 forward, rather than from April 2006 to present, as originally proposed. On July 14, 2014, the CPUC’s Energy Division issued a Draft Resolution that orders retroactive charges to be assessed against generators dating back to August 30, 2010.  Although a number of stakeholders filed comments protesting the Draft Resolution, the CPUC approved the Resolution during the August 14, 2014 meeting. Dynegy Morro Bay, LLC, Dynegy Moss Landing, LLC and Dynegy Oakland, LLC applied for a rehearing on September 15, 2014. We believe we have established an appropriate accrual.
Other Commitments
In conducting our operations, we have routinely entered into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in our businesses. These commitments have been typically associated with commodity supply arrangements, capital projects, reservation charges associated with firm transmission, transportation, storage and leases for office space, equipment, design and construction, plant sites, power generation assets and LPG vessel charters. The following describes the more significant commitments outstanding at September 30, 2014.
Contractual Service Agreements.  Contractual service agreements represent obligations with respect to long-term plant maintenance agreements. In June 2013, we amended our maintenance agreements. The term of the agreements will be determined by the maintenance cycles of the respective facility. We currently estimate these agreements will be in effect for a period of 15 or more years. Either party can terminate the agreements based on certain events as specified in the contracts. As of September 30, 2014, our minimum obligation with respect to these agreements is limited to the termination payments, which are approximately $149 million and $217 million in the event all contracts are terminated by us or the counterparty, respectively.
Charter Agreements. In addition, we are party to two charter agreements related to very large gas carriers (“VLGCs”) previously utilized in our former global liquids business. The primary term of one charter expired at the end of September 2013 but has been extended for a second consecutive year, through September 30, 2015, at the option of the counterparty. The primary term of the second charter was through September 2014 but has also been extended for a period of one year at the option of the counterparty. Both of these VLGCs have been sub-chartered to a wholly-owned subsidiary of Transammonia Inc. on terms that are identical to the terms of the original charter agreements. The aggregate minimum base commitments of the charter party agreements are approximately $3 million and $11 million for the years ended December 31, 2014 and 2015, respectively. To date, the subsidiary of Transammonia Inc. has complied with the terms of the sub-charter agreement.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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
Indemnities
In connection with the LS Power Transaction, the sale of Illinois Power Company, the sale of our midstream business, and certain other sales transactions involving former assets, we entered into indemnifications regarding environmental, tax, employee and other representations. Even though Dynegy was discharged from any claims pursuant to the Plan and the order confirming the Plan (the “Confirmation Order”), several Dynegy subsidiaries remain jointly and severally liable for any indemnification claims depending on the terms of the applicable transaction agreement. Although certain of the indemnification obligations are indefinite, some have exceeded the survival period in the relevant transaction agreements or have exceeded the applicable statute of limitations. In addition, some of these indemnification obligations are subject to individual thresholds and/or maximum aggregate limits depending on the terms of the transaction agreement. As of September 30, 2014, no claims have been made against us and we have not recorded a liability for these indemnities.
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
Duke Midwest Acquisition Guaranty. Concurrently with the execution of the Duke Midwest Purchase Agreement, Dynegy entered into the Duke Midwest Acquisition Guaranty, capped at $2.8 billion, in favor of Duke Energy, whereby Dynegy will guarantee the payment and performance of DRI’s obligations under the Duke Midwest Purchase Agreement, as well as under a transition services agreement to be entered into upon the closing of the Duke Midwest Acquisition. Please read Note 3—Acquisitions and Divestitures for further discussion of the Duke Midwest Acquisition.
EquiPower Acquisition. Dynegy is a party to the ECP Purchase Agreements, which provide for issuing $200 million in common stock as part of the base purchase price and paying a termination fee of $207 million, under specific circumstances, including where the applicable ECP Purchase Agreements are terminated because of a breach of the representations, warranties or covenants by the applicable ECP Purchaser. Please read Note 3—Acquisitions and Divestitures for further discussion of the EquiPower Acquisition.
Note 11—Income Taxes
We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant unusual or extraordinary transactions.  Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs. For the three and nine months ended September 30, 2014, we had a net tax benefit of approximately zero and $1 million, respectively. Our overall effective tax rate is expected to be approximately zero percent as a result of the change in our valuation allowance for each period.
For the three and nine months ended September 30, 2013, we had a net tax benefit of $20 million for continuing operations that included a $27 million tax benefit for the change in our valuation allowance in continuing operations that occurred as a result of the offsetting tax expense recognized in Income from discontinued operations and OCI. This was a result of the plan amendments and resulting remeasurements associated with certain of our pension and other post-employment benefit plans. In addition, we recognized tax expense for an uncertain tax position of $7 million pursuant to a proposed state assessment that we believed no longer met the “more-likely-than-not” criteria for recognizing a tax benefit.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

As of September 30, 2014 and 2013, we did not believe we would produce sufficient future taxable income, nor were there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences.
On April 14, 2014, we received final notice from the IRS that their audit of our 2012 tax year has been completed.  In accordance with accounting guidance in ASC 740, we recognized $270 million of net tax benefits for tax positions included in the 2012 tax return that had not previously met the “more-likely-than-not” recognition threshold.  These benefits were recognized in the second quarter 2014 as a discreet item with a corresponding adjustment to the valuation allowance.
Note 12—Pension and Other Post-Employment Benefit Plans
We sponsor and administer defined benefit plans and defined contribution plans for the benefit of our employees and also provide other post-employment benefits to retirees who meet age and service requirements which are more fully described in Note 18—Employee Compensation, Savings, Pension and Other Post-Employment Benefit Plans in our Form 10-K.
The components of net periodic benefit cost (gain) were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(amounts in millions)	2014	2013	2014	2013
Service cost benefits earned during period	$3	$2	$—	$—
Interest cost on projected benefit obligation	4	3	1	1
Expected return on plan assets	(5)	(5)	(1)	—
Amortization of:
Prior service credit	—	—	(1)	—
Net periodic benefit cost (gain)	$2	$—	$(1)	$1

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(amounts in millions)	2014	2013	2014	2013
Service cost benefits earned during period	$9	$7	$—	$1
Interest cost on projected benefit obligation	13	9	3	2
Expected return on plan assets	(16)	(14)	(3)	—
Amortization of:
Prior service credit	(1)	—	(2)	—
Net periodic benefit cost (gain)	5	2	(2)	3
Curtailment gain (1)	—	(7)	—	—
Total benefit cost (gain)	$5	$(5)	$(2)	$3
__________________________________________

(1)	The curtailment gain is related to the DNE pension plan and resulted from the Roseton sale and the termination of a majority of the Danskammer employees.
Note 13—Earnings (Loss) Per Share
The reconciliation of basic earnings (loss) per share from continuing operations to diluted earnings (loss) per share from continuing operations of our common stock outstanding during the three and nine months ended September 30, 2014 and 2013 is shown in the following table. Basic earnings (loss) per share represents the amount of earnings or losses for the period available to each share of our common stock outstanding during the periods. Diluted earnings (loss) per share represents the amount of earnings or losses for the periods available to each share of our common stock outstanding during the periods plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the periods. Please read Note 17—Capital Stock in our Form 10-K for further discussion.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Income (loss) from continuing operations	$(5)	$24	$(164)	$(268)
Less: Net income attributable to noncontrolling interest	—	—	5	—
Income (loss) from continuing operations attributable to Dynegy Inc. for basic and diluted earnings (loss) per share	$(5)	$24	$(169)	$(268)

Basic weighted-average shares	100	100	100	100
Effect of dilutive securities (1)	—	—	—	—
Diluted weighted-average shares	100	100	100	100

Earnings (loss) per share from continuing operations attributable to Dynegy Inc.:
Basic	$(0.05)	$0.24	$(1.69)	$(2.68)
Diluted (1)	$(0.05)	$0.24	$(1.69)	$(2.68)
__________________________________________

(1)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we used the basic shares outstanding amount to calculate both basic and diluted loss per share for the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013.

The following potentially dilutive securities were not included in the computation of diluted per share amounts because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of shares)	2014	2013	2014	2013
Stock options	1.4	0.3	1.4	1.0
Restricted stock units	1.1	—	1.1	0.9
Performance stock units	0.3	—	0.3	0.1
Warrants	15.6	15.6	15.6	15.6
Total	18.4	15.9	18.4	17.6
Please read Note 16—Subsequent Events for discussion of our October 14, 2014 common stock and mandatory convertible preferred stock offerings.
Note 14—Condensed Consolidating Financial Information
On May 20, 2013, Dynegy issued the Senior Notes, as further described in Note 9—Debt. The 100 percent owned Subsidiary Guarantors (as defined in the Credit Agreement), jointly, severally and unconditionally, guaranteed the payment obligations under the Senior Notes. Not all of Dynegy’s subsidiaries guarantee the Senior Notes including Dynegy’s indirect, wholly-owned subsidiary, IPH, which acquired AER and its subsidiaries on December 2, 2013. Prior to December 2, 2013, the non-guarantor subsidiaries were minor.
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
For purposes of the Condensed Consolidating Financial Information, a portion of our intercompany receivable which we do not consider to be likely of settlement has been classified as equity as of September 30, 2014 and December 31, 2013.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Condensed Consolidating Balance Sheet as of September 30, 2014
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$610	$204	$218	$—	$1,032
Accounts receivable, net	17	108	160	(42)	243
Intercompany receivable	1	411	—	(412)	—
Inventory	—	82	104	—	186
Other current assets	7	47	77	(1)	130
Total Current Assets	635	852	559	(455)	1,591
Property, Plant and Equipment, Net	—	2,829	394	—	3,223
Other Assets
Investment in affiliates	6,219	—	—	(6,219)	—
Other long-term assets	93	66	74	—	233
Intercompany note receivable	14	—	—	(14)	—
Total Assets	$6,961	$3,747	$1,027	$(6,688)	$5,047
Current Liabilities
Accounts payable	$—	$79	$136	$(42)	$173
Intercompany payable	349	—	63	(412)	—
Other current liabilities	105	224	127	(1)	455
Total Current Liabilities	454	303	326	(455)	628
Long-term debt	1,279	—	694	—	1,973
Intercompany interest payable	799	—	—	(799)	—
Intercompany long-term debt	2,243	—	14	(2,257)	—
Other long-term liabilities	136	131	127	—	394
Total Liabilities	4,911	434	1,161	(3,511)	2,995
Stockholders’ Equity
Dynegy Stockholders’ Equity	2,050	6,355	(136)	(6,219)	2,050
Intercompany receivable	—	(3,042)	—	3,042	—
Total Dynegy Stockholders’ Equity	2,050	3,313	(136)	(3,177)	2,050
Noncontrolling interest	—	—	2	—	2
Total Equity	2,050	3,313	(134)	(3,177)	2,052
Total Liabilities and Equity	$6,961	$3,747	$1,027	$(6,688)	$5,047

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

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

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2014
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$379	$236	$—	$615
Cost of sales, excluding depreciation expense	—	(229)	(158)	—	(387)
Gross margin	—	150	78	—	228
Operating and maintenance expense	—	(65)	(49)	—	(114)
Depreciation expense	—	(51)	(10)	—	(61)
Gain on sale of assets, net	—	3	—	—	3
General and administrative expense	(3)	(13)	(9)	—	(25)
Acquisition and integration costs	—	—	(9)	—	(9)
Operating income (loss)	(3)	24	1	—	22
Equity in earnings from investments in affiliates	17	—	—	(17)	—
Interest expense	(18)	(1)	(14)	1	(32)
Other income and expense, net	5	—	1	(1)	5
Income (loss) from continuing operations before income taxes	1	23	(12)	(17)	(5)
Income tax benefit (expense)	(6)	—	6	—	—
Net income (loss)	(5)	23	(6)	(17)	(5)
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Dynegy Inc.	$(5)	$23	$(6)	$(17)	$(5)
Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2014
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,279	$619	$—	$1,898
Cost of sales, excluding depreciation expense	—	(857)	(447)	—	(1,304)
Gross margin	—	422	172	—	594
Operating and maintenance expense	—	(210)	(150)	—	(360)
Depreciation expense	—	(157)	(28)	—	(185)
Gain on sale of assets, net	—	17	—	—	17
General and administrative expense	(7)	(42)	(31)	—	(80)
Acquisition and integration costs	—	—	(17)	—	(17)
Operating income (loss)	(7)	30	(54)	—	(31)
Equity in losses from investments in affiliates	(60)	—	—	60	—
Earnings from unconsolidated investments	—	10	—	—	10
Interest expense	(62)	(1)	(42)	1	(104)
Other income and expense, net	(40)	—	1	(1)	(40)
Income (loss) from continuing operations before income taxes	(169)	39	(95)	60	(165)
Income tax benefit (expense)	—	—	1	—	1
Net income (loss)	(169)	39	(94)	60	(164)
Less: Net income attributable to noncontrolling interest	—	—	5	—	5
Net income (loss) attributable to Dynegy Inc.	$(169)	$39	$(99)	$60	$(169)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended September 30, 2014
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5)	$23	$(6)	$(17)	$(5)
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit and actuarial gain, net of tax of zero	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	(1)	—	—	—	(1)
Comprehensive income (loss)	(6)	23	(6)	(17)	(6)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	—	—
Total comprehensive income (loss) attributable to Dynegy Inc.	$(6)	$23	$(6)	$(17)	$(6)
Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2014
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(169)	$39	$(94)	$60	$(164)
Other comprehensive income (loss) before reclassifications:
Actuarial loss, net of tax of zero	—	—	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit and actuarial gain, net of tax of zero	(3)	—	—	—	(3)
Other comprehensive income (loss) from investment in affiliates	(3)	—	—	3	—
Other comprehensive income (loss), net of tax	(6)	—	(3)	3	(6)
Comprehensive income (loss)	(175)	39	(97)	63	(170)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1)	—	4	1	4
Total comprehensive income (loss) attributable to Dynegy Inc.	$(174)	$39	$(101)	$62	$(174)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2014
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(40)	$315	$1	$—	$276
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(51)	(43)	—	(94)
Proceeds from asset sales, net	—	17	—	—	17
Net intercompany transfers	198	—	—	(198)	—
Net cash provided by (used in) investing activities	198	(34)	(43)	(198)	(77)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of financing costs	(2)	12	—	—	10
Repayments of borrowings	(6)	—	—	—	(6)
Net intercompany transfers	—	(243)	45	198	—
Interest rate swap settlement payments	(13)	—	—	—	(13)
Other financing	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(22)	(231)	45	198	(10)
Net increase in cash and cash equivalents	136	50	3	—	189
Cash and cash equivalents, beginning of period	474	154	215	—	843
Cash and cash equivalents, end of period	$610	$204	$218	$—	$1,032
Note 15—Segment Information
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
     Reportable segment information, including intercompany transactions accounted for at prevailing market rates, for the three and nine months ended September 30, 2014 and 2013 is presented below:

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Segment Data as of and for the Three Months Ended September 30, 2014

(amounts in millions)	Coal	IPH	Gas	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$132	$237	$246	$—	$615
Intercompany revenues	5	(1)	(4)	—	—
Total revenues	$137	$236	$242	$—	$615

Depreciation expense	$(14)	$(10)	$(36)	$(1)	$(61)
Gain on sale of assets, net	—	—	3	—	3
General and administrative expense	—	—	—	(25)	(25)

Operating income (loss)	$(2)	$19	$40	$(35)	$22

Interest expense					(32)
Other items, net	—	1	—	4	5
Loss before income taxes					(5)
Income tax benefit					—
Net loss					(5)
Less: Net income attributable to noncontrolling interest					—
Net loss attributable to Dynegy Inc.					$(5)

Identifiable assets (domestic)	$1,100	$1,021	$2,189	$737	$5,047
Capital expenditures	$(10)	$(12)	$(2)	$(1)	$(25)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Segment Data as of and for the Nine Months Ended September 30, 2014

(amounts in millions)	Coal	IPH	Gas	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$429	$618	$851	$—	$1,898
Intercompany revenues	—	1	(1)	—	—
Total revenues	$429	$619	$850	$—	$1,898

Depreciation expense	$(39)	$(28)	$(115)	$(3)	$(185)
Gain on sale of assets, net	—	—	17	—	17
General and administrative expense	—	—	—	(80)	(80)

Operating income (loss)	$2	$(14)	$72	$(91)	$(31)

Earnings from unconsolidated investments	—	—	10	—	10
Interest expense					(104)
Other items, net	—	1	—	(41)	(40)
Loss before income taxes					(165)
Income tax benefit					1
Net loss					(164)
Less: Net income attributable to noncontrolling interest					5
Net loss attributable to Dynegy Inc.					$(169)

Identifiable assets (domestic)	$1,100	$1,021	$2,189	$737	$5,047
Capital expenditures	$(21)	$(43)	$(27)	$(3)	$(94)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Segment Data as of and for the Three Months Ended September 30, 2013

(amounts in millions)	Coal	Gas	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$138	$308	$—	$446
Intercompany revenues	1	(1)	—	—
Total revenues	$139	$307	$—	$446

Depreciation expense	$(13)	$(39)	$(1)	$(53)
General and administrative expense	—	—	(22)	(22)

Operating income (loss)	$(34)	$74	$(25)	$15

Interest expense				(26)
Other items, net	—	—	15	15
Income from continuing operations before income taxes				4
Income tax benefit				20
Income from continuing operations				24
Loss from discontinued operations, net of tax				(2)
Net income				$22

Identifiable assets (domestic)	$1,196	$2,347	$607	$4,150
Capital expenditures	$(7)	$(4)	$(1)	$(12)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Segment Data as of and for the Nine Months Ended September 30, 2013

(amounts in millions)	Coal	Gas	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$339	$726	$—	$1,065
Intercompany revenues	2	(2)	—	—
Total revenues	$341	$724	$—	$1,065

Depreciation expense	$(36)	$(118)	$(2)	$(156)
Gain on sale of assets, net	2	—	—	2
General and administrative expense	—	—	(69)	(69)

Operating income (loss)	$(163)	$30	$(78)	$(211)

Interest expense				(71)
Loss on extinguishment of debt				(11)
Other items, net	—	—	5	5
Loss from continuing operations before income taxes				(288)
Income tax benefit				20
Loss from continuing operations				(268)
Income from discontinued operations, net of tax				3
Net loss				$(265)

Identifiable assets (domestic)	$1,196	$2,347	$607	$4,150
Capital expenditures	$(38)	$(27)	$(2)	$(67)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2014 and 2013

Note 16—Subsequent Events
On August 21, 2014, to ensure the financing of the Duke Midwest Acquisition and the EquiPower Acquisition, we obtained commitments for incremental revolving credit facilities (the “Revolvers”) and a Bridge Loan Facility. The Bridge Loan Facility was terminated on October 27, 2014 as we completed our permanent financings of the acquisitions as discussed below. The Revolvers will expand the credit available to us by an aggregate of $950 million ($600 million for the Duke Midwest Acquisition and $350 million for the EquiPower Acquisition). The Revolvers are conditional on the closing of the acquisitions.
Common Stock Offering. On October 14, 2014, we issued 22,500,000 shares, pursuant to a registered public offering, of our common stock at $31.00 per share for gross proceeds of approximately $698 million, before underwriting discounts and commissions (“Common Stock Offering”). The underwriters of the Common Stock Offering have an option for 30 days to purchase up to 3,375,000 additional shares of common stock from us, at $31.00 per share.
Mandatory Convertible Preferred Stock Offering. On October 14, 2014, we issued 4,000,000 shares, pursuant to a registered public offering, of our mandatory convertible preferred stock at $100 per share, for gross proceeds of approximately $400 million, before underwriting discounts and commissions (“Mandatory Convertible Preferred Stock Offering”). The underwriters in the Mandatory Convertible Preferred Stock Offering have an option for 30 days to purchase an additional 600,000 shares of mandatory convertible preferred stock from us at $100 per share. Dividends on the mandatory convertible preferred stock accrue at 5.375 percent per year and will be payable on a cumulative basis when and if declared by our board of directors. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock or by delivery of any combination of cash and shares of our common stock on February 1, May 1, August 1 and November 1 of each year, commencing on February 1, 2015, and to, and including, November 1, 2017. Each share of mandatory convertible preferred stock will, unless previously converted, automatically convert on November 1, 2017, into between 2.5806 and 3.2258 shares of our common stock, subject to anti-dilution and other adjustments. We have the option to redeem the mandatory convertible preferred stock, in whole but not in part, at the redemption price set forth in the offering documents if (i) on the date that is nine months after the date of issuance of the mandatory convertible preferred stock (the “Outside Date”), the consummation of either or both of the acquisitions has not occurred, or (ii) an acquisition termination event, as defined in the offering documents, occurs prior to the Outside Date.
Debt Issuance. On October 27, 2014, we completed the private placement of $5.1 billion in aggregate principal amount of unsecured senior notes at a weighted average interest rate of 7.18 percent in tranches with maturities ranging from 2019 to 2024 (“Debt Issuance”). The proceeds, less initial purchasers’ discounts and expenses, of the Debt Issuance were placed in escrow pending the consummation of the Duke Midwest Acquisition and the EquiPower Acquisition. Approximately $2.0 billion of the Debt Issuance will be used to finance the Duke Midwest Acquisition and approximately $3.1 billion of the Debt Issuance will be used to finance the EquiPower Acquisition. In the case that one or both of the Acquisitions do not close, the applicable portion of the Debt Issuance will be redeemed at par, plus accrued and unpaid interest to the date of redemption.

DYNEGY INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended September 30, 2014 and 2013
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
In August 2014, we entered into agreements with Duke Energy to purchase certain of its facilities located in the Midwest and its retail energy business (“Duke Midwest Acquisition”) for a purchase price of $2.8 billion in cash, subject to certain adjustments, and with ECP Sellers to purchase ERC and Brayton (the “EquiPower Acquisition”) for a purchase price of approximately $3.25 billion in cash and $200 million of our common stock, subject to certain adjustments. These acquisitions will increase our generation capacity by approximately 12,500 MW to nearly 26,000 MW. We anticipate that the Duke Midwest Acquisition and EquiPower Acquisition will each close by the end of the first quarter of 2015. Please read Note 3—Acquisitions and Divestitures.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In this section, we describe our liquidity and capital requirements including our sources and uses of liquidity and capital resources.  Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, fixed capacity payments and contractual obligations, capital expenditures (including required environmental expenditures) and working capital needs.  Examples of working capital needs include purchases and sales of commodities and associated margin and collateral requirements, facility maintenance costs and other costs such as payroll. Our primary sources of liquidity are cash flows from operations, cash on hand and amounts available under our revolver and letter of credit facilities.
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
On September 18, 2014, Dynegy entered into a Letter of Credit Reimbursement Agreement with Macquarie Bank and Macquarie Energy LLC, (the “Lender”), pursuant to which the Lender agreed to cause Macquarie Bank to issue a single-use standby letter of credit in an amount not to exceed $55 million. The facility has a one-year tenor and may be extended at the Lender’s option up to one additional year. At September 30, 2014, there was $55 million outstanding under this letter of credit. Please read Note 9—Debt—Letter of Credit Facilities for further discussion.

The following table summarizes our liquidity position at September 30, 2014:

	September 30, 2014
(amounts in millions)	Dynegy Inc.	IPH (1) (2)	Total
Revolving Facility and LC capacity (3)	$530	$—	$530
Less: Outstanding letters of credit	(179)	—	(179)
Revolving Facility and LC availability	351	—	351
Cash and cash equivalents	814	218	1,032
Total available liquidity (4)	$1,165	$218	$1,383
__________________________________________

(1)	Includes Cash and cash equivalents of $186 million related to Genco.

(2)
As previously discussed, due to the ring-fenced nature of IPH, cash at the IPH and Genco entities may not be moved out of these entities without meeting certain criteria. However, cash at these entities is available to support current operations of these entities.

(3)
Includes $475 million of available capacity related to the Revolving Facility and $55 million related to a letter of credit with Macquarie Bank. Please read Note 9—Debt—Letter of Credit Facilities for further discussion.

(4)	On December 2, 2013, Dynegy and IPR entered into an intercompany revolving promissory note of $25 million. At September 30, 2014, there was $14 million outstanding on the note.
Acquisition Financing
On August 21, 2014, to ensure the financing of the Duke Midwest Acquisition and the EquiPower Acquisition, we obtained commitments for the Revolvers and a Bridge Loan Facility. The Bridge Loan Facility was terminated on October 27, 2014 as we completed our permanent financings of the acquisitions as discussed below. The Revolvers will expand the credit available to us by an aggregate of $950 million ($600 million for the Duke Midwest Acquisition and $350 million for the EquiPower Acquisition). The Revolvers are conditional on the closing of the acquisitions. We expect to have at least $600 million available, net of expected letters of credit outstanding, for future borrowings under our revolving credit facilities immediately following the completion of the Duke Midwest Acquisition and the EquiPower Acquisition.
On October 14, 2014, pursuant to registered public offerings, we issued 22,500,000 shares of our common stock at $31.00 per share for gross proceeds of approximately $698 million, before underwriting discounts and commissions, and 4,000,000 shares of our mandatory convertible preferred stock at $100 per share, for gross proceeds of approximately $400 million, before underwriting discounts and commissions.
On October 27, 2014, we completed the private placement of $5.1 billion in aggregate principal amount of unsecured senior notes at a weighted average interest rate of 7.18 percent in tranches with maturities ranging from 2019 to 2024 (“Debt Issuance”). The gross proceeds from the Debt Issuance, less initial purchasers’ discounts and expenses, were placed into escrow pending the consummation of the Duke Midwest Acquisition and the EquiPower Acquisition. Please read Note 16—Subsequent Events for further discussion.
Operating Activities
Historical Operating Cash Flows.  Cash provided by operations totaled $276 million for the nine months ended September 30, 2014.  During the period, our power generation business provided cash of $285 million primarily due to the operation of our power generation facilities, including retail sales. Corporate and other activities used cash of $97 million primarily due to interest payments related to our Credit Agreement and Senior Notes of $44 million, interest payments on the Genco Senior Notes of $29 million and payments for acquisition-related costs of $24 million. In addition, we had $88 million in positive working capital and other changes.
Cash provided by operations totaled $132 million for the nine months ended September 30, 2013.  During the period, our power generation business provided cash of $176 million primarily due to the operation of our power generation facilities, partially offset by interest payments related to the DPC and DMG credit agreements of $39 million. Corporate and other activities used cash of $47 million primarily due to interest payments related to our Credit Agreement and Senior Notes of $16 million, payments for bankruptcy reorganization expenses of $8 million, payments for acquisition and integration costs of $6 million and other general and administrative expense of $17 million. In addition, we had $42 million in positive changes in working capital, primarily including $36 million of decreased collateral postings primarily for the return of collateral.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the price of power, the prices of natural gas, coal, and fuel oil and their correlation to power prices, collateral requirements, the value of capacity and ancillary services, the run time of our generating facilities, the effectiveness of our commercial strategy, legal, environmental and regulatory requirements, and our ability to achieve the cost savings contemplated in our PRIDE initiative. Additionally, our future operating cash flows will also be impacted by our planned acquisitions and the interest on our related financings.
Collateral Postings. We use a portion of our capital resources in the form of cash and letters of credit to satisfy counterparty collateral demands. The following table summarizes our collateral postings to third parties by legal entity at September 30, 2014 and December 31, 2013:

(amounts in millions)	September 30, 2014	December 31, 2013
Dynegy Inc.:
Cash (1)	$17	$22
Letters of credit	179	157
Total Dynegy Inc.	196	179

IPH:
Cash (1) (2)	12	7
Letters of credit (3)	10	—
Total IPH	22	7

Total	$218	$186
__________________________________________

(1)
Includes broker margin as well as other collateral postings included in Prepayments and other current assets on our unaudited consolidated balance sheets. At September 30, 2014 and December 31, 2013, $6 million and $4 million of cash posted as collateral were netted against Liabilities from risk management activities on our unaudited consolidated balance sheets, respectively.

(2)	Includes cash of $5 million and $1 million related to Genco at September 30, 2014 and December 31, 2013, respectively.

(3)	Relates to the $25 million cash-backed LC facility at IPM.
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
Collateral postings increased from December 31, 2013 to September 30, 2014 primarily due to new transactions and mark-to-market changes for fuel and other commodity purchases being executed with counterparties, ISO postings in support of our retail energy business and overall changes in our commercial activity.
The fair value of our derivatives collateralized by first priority liens included liabilities of $179 million and $145 million at September 30, 2014 and December 31, 2013, respectively.
We expect counterparties’ future collateral demands to continue to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their views of our creditworthiness. Our ability to use economic hedging instruments in the future could be limited due to the potential collateral requirements of such instruments.

Investing Activities
Capital Expenditures.  We had capital expenditures of approximately $94 million and $67 million during the nine months ended September 30, 2014 and 2013, respectively.  These amounts include capitalized interest of $15 million, primarily due to the addition of IPH, and zero for the nine months ended September 30, 2014 and 2013, respectively. Our capital spending by reportable segment was as follows:

(amounts in millions)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Coal	$21	$38
IPH	43	—
Gas	27	27
Other	3	2
Total	$94	$67
Other Investing Activities.  During the nine months ended September 30, 2014, there was a $17 million cash inflow related to cash proceeds received from the June 27, 2014 sale of our 50 percent interest in Nevada Cogeneration Associates #2, a partnership that owns Black Mountain, of which $3 million was received as final proceeds during the three months ended September 30, 2014. Please read Note 3—Acquisitions and Divestitures for further discussion.
During the nine months ended September 30, 2013, there was a $335 million cash inflow related to restricted cash balances related to the release of unused cash collateral associated with the DPC LC and DMG LC facilities. A portion of these proceeds was used to repay in full and terminate commitments under the DMG and DPC credit agreements as further discussed below. As a result of repaying these credit agreements, all of our restricted cash was released.
Financing Activities
Historical Cash Flow from Financing Activities.  Cash used in financing activities totaled $10 million for the nine months ended September 30, 2014 due primarily to $13 million in interest rate swap settlement payments, $6 million in principal payments of borrowings on the Tranche B-2 Term Loan and $2 million in financing costs in connection with the Credit Agreement, Senior Notes and the Macquarie Bank letter of credit, offset by $12 million in proceeds received related to the Emissions Repurchase Agreement. Please read Note 9—Debt for further discussion.
Cash used in financing activities totaled $162 million for the nine months ended September 30, 2013 due to $1.915 billion in repayments of borrowings in full on the DMG and DPC credit agreements and the Tranche B-1 Term Loan, including $59 million in prepayment penalties associated with the early termination of the DMG and DPC credit agreements, offset by $1.753 billion in proceeds from borrowings on the Credit Agreement and Senior Notes, net of financing costs.
Future Cash Flow from Financing Activities. Our future financing cash flows will be increased by the proceeds from our Debt Issuance and the issuance of our common stock and mandatory convertible preferred stock. As a result of our issuance of $400 million of mandatory convertible preferred stock on October 14, 2014, we are obligated to pay dividends of $5.4 million quarterly on a cumulative basis when and if declared by our board of directors. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock or by delivery of any combination of cash and shares of our common stock.
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

Financial Covenants
Credit Agreement. On April 23, 2013, we entered into the Credit Agreement. The Credit Agreement contains customary events of default and affirmative and negative covenants, subject to certain specified exceptions, including a financial covenant specifying required thresholds for our senior secured leverage ratio calculated on a rolling four quarters basis.  Under the Credit Agreement, if Dynegy uses 25 percent or more of its Revolving Facility, Dynegy must be in compliance with the following ratios for the respective periods:

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
Our revolver usage at September 30, 2014 was 26 percent of the aggregate revolver commitment due to outstanding letters of credit; therefore, we were required to test the covenant. Based on the calculation outlined in the Credit Agreement, we are in compliance at September 30, 2014.
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
Based on September 30, 2014 calculations, Genco’s interest coverage ratios are less than the minimum ratios required for Genco to pay dividends and borrow additional funds from external, third-party sources.
Please read Note 9—Debt for further discussion.

 Credit Ratings
     Our credit rating status is currently “non-investment grade” and our current ratings are as follows:

	Moody’s	S&P
Dynegy Inc.:
Corporate Family Rating	B2	B+
Senior Secured	Ba3	BB
Senior Unsecured	B3	B+
Genco:
Senior Unsecured	B3	CCC+

RESULTS OF OPERATIONS
Overview
In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three and nine months ended September 30, 2014 and 2013.  At the end of this section, we have included our business outlook for each segment.
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
Consolidated Summary Financial Information — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table provides summary financial data regarding our consolidated results of operations for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2014	2013
Revenues	$615	$446	$169	38%
Cost of sales, excluding depreciation expense	(387)	(290)	(97)	(33)%
Gross margin	228	156	72	46%
Operating and maintenance expense	(114)	(64)	(50)	(78)%
Depreciation expense	(61)	(53)	(8)	(15)%
Gain on sale of assets, net	3	—	3	100%
General and administrative expense	(25)	(22)	(3)	(14)%
Acquisition and integration costs	(9)	(2)	(7)	(350)%
Operating income	22	15	7	47%
Interest expense	(32)	(26)	(6)	(23)%
Other income and expense, net	5	15	(10)	(67)%
Income (loss) from continuing operations before income taxes	(5)	4	(9)	(225)%
Income tax benefit	—	20	(20)	(100)%
Income (loss) from continuing operations	(5)	24	(29)	(121)%
Loss from discontinued operations, net of tax	—	(2)	2	100%
Net income (loss)	(5)	22	(27)	(123)%
Less: Net income attributable to noncontrolling interest	—	—	—	—%
Net income (loss) attributable to Dynegy Inc.	$(5)	$22	$(27)	(123)%

The following tables provide summary financial data regarding our operating income (loss) by segment for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30, 2014
(amounts in millions)	Coal	IPH	Gas	Other	Total
Revenues	$137	$236	$242	$—	$615
Cost of sales, excluding depreciation expense	(85)	(158)	(144)	—	(387)
Gross margin	52	78	98	—	228
Operating and maintenance expense	(40)	(49)	(25)	—	(114)
Depreciation expense	(14)	(10)	(36)	(1)	(61)
Gain on sale of assets, net	—	—	3	—	3
General and administrative expense	—	—	—	(25)	(25)
Acquisition and integration costs (1)	—	—	—	(9)	(9)
Operating income (loss)	$(2)	$19	$40	$(35)	$22

	Three Months Ended September 30, 2013
(amounts in millions)	Coal	Gas	Other	Total
Revenues	$139	$307	$—	$446
Cost of sales, excluding depreciation expense	(122)	(168)	—	(290)
Gross margin	17	139	—	156
Operating and maintenance expense	(38)	(26)	—	(64)
Depreciation expense	(13)	(39)	(1)	(53)
General and administrative expense	—	—	(22)	(22)
Acquisition and integration costs (2)	—	—	(2)	(2)
Operating income (loss)	$(34)	$74	$(25)	$15
__________________________________________

(1)	Relates to costs associated with the AER Acquisition, Duke Midwest Acquisition and EquiPower Acquisition. Please read Note 3—Acquisitions and Divestitures for further discussion.

(2)
Relates to costs associated with the AER Acquisition. Acquisition and integration costs were captured in the Other segment prior to the closing of the AER Acquisition. Please read Note 3—Acquisitions and Divestitures for further discussion.

Discussion of Consolidated Results of Operations
     Revenues.  Revenues increased by $169 million from $446 million for the three months ended September 30, 2013 to $615 million for the three months ended September 30, 2014. IPH segment revenues increased by $236 million on 6.8 million MWh of power generation from zero in the comparable period due to the AER Acquisition. Gas segment revenues decreased by $65 million driven largely by a decrease in revenues associated with the Moss Landing toll, lower realized power prices and a $20 million decrease in natural gas resales. Coal segment revenues decreased by $2 million primarily due to lower generation volumes, mostly offset by higher revenues associated with derivative instruments.
Cost of Sales.  Cost of sales increased by $97 million from $290 million for the three months ended September 30, 2013 to $387 million for the three months ended September 30, 2014. IPH segment cost of sales increased by $158 million from zero in the comparable period due to the AER Acquisition. Coal segment cost of sales decreased by $37 million primarily due to $32 million in lower amortization costs primarily associated with rail transportation contracts recorded in connection with the application of fresh-start accounting and $8 million in lower coal costs primarily due to lower generation volumes in 2014, partially offset by higher coal transportation costs due to a contracted price increase. Gas segment cost of sales decreased by $24 million primarily driven by lower purchased and resold natural gas volumes than in 2013, partially offset by $4 million higher emission expense due to CCA and RGGI costs.
Operating and Maintenance Expense.  Operating and maintenance expense increased by $50 million from $64 million for the three months ended September 30, 2013 to $114 million for the three months ended September 30, 2014. The increase was primarily due to IPH segment costs of $49 million as a result of the AER Acquisition.

Depreciation Expense.  Depreciation expense increased by $8 million from $53 million for the three months ended September 30, 2013 to $61 million for the three months ended September 30, 2014. The increase in depreciation expense was primarily related to a $10 million increase in the IPH segment as the result of the AER Acquisition, partially offset by a $3 million decrease in the Gas segment due to various equipment retirements in 2014.
Gain on Sale of Assets. Gain on sale of assets increased by $3 million from zero for the three months ended September 30, 2013 to $3 million for the three months ended September 30, 2014. This increase was primarily due to the final receipt of proceeds related to the June 27, 2014 sale of our 50 percent interest in Nevada Cogeneration Associates #2, a partnership that owns Black Mountain. Please read Note 3—Acquisitions and Divestitures for further discussion.
General and Administrative Expense.  General and administrative expense increased by $3 million from $22 million for the three months ended September 30, 2013 to $25 million for the three months ended September 30, 2014. This was primarily due to an increase in general corporate support related to the AER Acquisition.
Acquisition and Integration Costs. Acquisition and integration costs increased by $7 million from $2 million for the three months ended September 30, 2013 to $9 million for the three months ended September 30, 2014. Acquisition costs for the three months ended September 30, 2014 were primarily due to costs associated with the Duke Midwest Acquisition and the EquiPower Acquisition. Acquisition costs for the three months ended September 30, 2013 were due to the AER Acquisition. Please read Note 3—Acquisitions and Divestitures for further discussion.
     Interest Expense.  Interest expense increased by $6 million from $26 million for the three months ended September 30, 2013 to $32 million for the three months ended September 30, 2014. This increase was primarily due to $14 million in interest and $4 million in amortization of debt discount related to the Genco Senior Notes as a result of the AER Acquisition, offset by $7 million in mark-to-market gains on interest rate swaps and $5 million increase in capitalized interest in 2014. Please read Note 9—Debt for further discussion.
Other Income and Expense, net. Other income and expense, net decreased by $10 million from income of $15 million for the three months ended September 30, 2013 to income of $5 million for the three months ended September 30, 2014. The decrease in other income and expense, net was primarily due to the receipt of $6 million in insurance proceeds during the three months ended September 30, 2013, with no such activity in 2014 and a $2 million decrease in the change in the fair value of our common stock warrants during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Income Tax Benefit.  We reported an income tax benefit from continuing operations of zero and $20 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Our overall effective tax rate is expected to be approximately zero percent as a result of the change in our valuation allowance for the three months ended September 30, 2014.
For the three months ended September 30, 2013, our net tax benefit included a $27 million tax benefit for the change in our valuation allowance in continuing operations that occurred as a result of the offsetting tax expense recognized in Income from discontinued operations and OCI. This was a result of the plan amendments and resulting remeasurements associated with certain of our pension and other post-employment benefit plans. In addition, we also recognized tax expense for an uncertain tax position of $7 million pursuant to a proposed state assessment that we believed no longer met the “more-likely-than-not” criteria for recognizing at tax benefit.
As of September 30, 2014 and 2013, we did not believe we would produce sufficient future taxable income, nor were there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences.
Loss from Discontinued Operations. For the three months ended September 30, 2013, loss from discontinued operations, net of tax was $2 million and primarily related to the DNE operations. There was no similar activity during the three months ended September 30, 2014. Please read Note 3—Acquisitions and Divestitures for further discussion.
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
As prescribed by the SEC, when EBITDA or Adjusted EBITDA is discussed in reference to performance on a consolidated basis, the most directly comparable GAAP financial measure to EBITDA and Adjusted EBITDA is Net income (loss). Management does not analyze interest expense and income taxes on a segment level; therefore, the most directly comparable GAAP financial measure to EBITDA or Adjusted EBITDA when performance is discussed on a segment level is Operating income (loss).
Adjusted EBITDA — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table provides summary financial data regarding our Adjusted EBITDA by segment for the three months ended September 30, 2014:

	Three Months Ended September 30, 2014
(amounts in millions)	Coal	IPH	Gas	Other	Total
Net loss attributable to Dynegy Inc.					$(5)
Interest expense					32
Other items, net					(5)
Operating income (loss)	$(2)	$19	$40	$(35)	$22
Depreciation expense	14	10	36	1	61
Amortization expense	(1)	(13)	21	—	7
Other items, net	—	1	—	4	5
EBITDA	11	17	97	(30)	95
Acquisition and integration costs	—	—	—	9	9
Mark-to-market (income) loss, net	(12)	(4)	5	—	(11)
Change in fair value of common stock warrants	—	—	—	(6)	(6)
Gain on sale of assets, net	—	—	(3)	—	(3)
Other	2	2	(1)	3	6
Adjusted EBITDA	$1	$15	$98	$(24)	$90

The following table provides summary financial data regarding our Adjusted EBITDA by segment for the three months ended September 30, 2013:

	Three Months Ended September 30, 2013
(amounts in millions)	Coal	Gas	Other	Total
Net income				$22
Loss from discontinued operations, net of tax				2
Income tax benefit				(20)
Interest expense				26
Other items, net				(15)
Operating income (loss)	$(34)	$74	$(25)	$15
Depreciation expense	13	39	1	53
Amortization expense	31	32	—	63
Other items, net	—	—	15	15
EBITDA	10	145	(9)	146
Acquisition and integration costs	—	—	2	2
Mark-to-market income, net	(6)	(23)	—	(29)
Change in fair value of common stock warrants	—	—	(8)	(8)
Other	2	(1)	1	2
Adjusted EBITDA	$6	$121	$(14)	$113
Adjusted EBITDA decreased by $23 million from $113 million for the three months ended September 30, 2013 to $90 million for the three months ended September 30, 2014. The decrease was primarily due to a decrease in revenues associated with the Moss Landing toll and lower generation volumes, partially offset by an increase due to the addition of the IPH segment. See Discussion of Segment Adjusted EBITDA for further information.

Discussion of Segment Adjusted EBITDA — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Coal Segment
The following table provides summary financial data regarding our Coal segment results of operations for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2014	2013
Operating Revenues
Energy	$131	$146	$(15)	(10)%
Capacity	—	1	(1)	(100)%
Mark-to-market income, net	12	6	6	100%
Other (1)	(6)	(14)	8	57%
Total operating revenues	137	139	(2)	(1)%
Operating Costs
Cost of sales	(86)	(91)	5	5%
Contract amortization	1	(31)	32	103%
Total operating costs	(85)	(122)	37	30%
Gross margin	52	17	35	206%
Operating and maintenance expense	(40)	(38)	(2)	(5)%
Depreciation expense	(14)	(13)	(1)	(8)%
Operating loss	(2)	(34)	32	94%
Depreciation expense	14	13	1	8%
Amortization expense	(1)	31	(32)	(103)%
EBITDA	11	10	1	10%
Mark-to-market income, net	(12)	(6)	(6)	(100)%
Other	2	2	—	—%
Adjusted EBITDA	$1	$6	$(5)	(83)%

Million Megawatt Hours Generated	4.5	5.5	(1.0)	(18)%
In Market Availability for Coal-Fired Facilities (2)	81%	90%
Average Capacity Factor for Coal-Fired Facilities (3)	69%	84%
Average Quoted Market Power Prices ($/MWh) (4):
On-Peak: Indiana (Indy Hub)	$37.90	$38.41	$(0.51)	(1)%
Off-Peak: Indiana (Indy Hub)	$27.58	$25.69	$1.89	7%
 __________________________________________

(1)
For the three months ended September 30, 2014 and 2013, respectively, Other includes ($7) million and ($16) million in financial settlements, zero and $2 million in ancillary services and $1 and zero in other miscellaneous items.

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
Operating loss for the three months ended September 30, 2014 was $2 million compared to $34 million for the three months ended September 30, 2013. Adjusted EBITDA was $1 million during the three months ended September 30, 2014 compared to $6 million during the same period in 2013. The $5 million decrease in Adjusted EBITDA resulted from lower generation volumes and higher delivered fuel costs in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Generation volumes decreased approximately 1.0 million MWh primarily due to both planned and unplanned outages as well as unfavorable market conditions during certain off-peak periods. Planned outages increased primarily at Baldwin while unplanned outages increased at Baldwin and Havana primarily due to boiler tube issues and at Hennepin due to a supply disruption in a transformer that provides auxiliary power to the plant.

IPH Segment
The following table provides summary financial data regarding our IPH segment results of operations for the three months ended September 30, 2014:

(dollars in millions, except for price information)	Three Months Ended September 30, 2014
Operating Revenues
Energy	$225
Capacity	17
Mark-to-market income, net	4
Contract amortization	(6)
Other (1)	(4)
Total operating revenues	236
Operating Costs
Cost of sales	(177)
Contract amortization	19
Total operating costs	(158)
Gross margin	78
Operating and maintenance expense	(49)
Depreciation expense	(10)
Operating income	19
Depreciation expense	10
Amortization expense	(13)
Other items, net	1
EBITDA	17
Mark-to-market income, net	(4)
Other	2
Adjusted EBITDA	$15

Million Megawatt Hours Generated	6.8
In Market Availability for IPH Facilities (2)	93%
Average Capacity Factor for IPH Facilities (3)	74%
Average Quoted Market Power Prices ($/MWh) (4):
On-Peak: Indiana (Indy Hub)	$37.90
Off-Peak: Indiana (Indy Hub)	$27.58
 ________________________________________

(1)	For the three months ended September 30, 2014, Other includes ($2) million in financial settlements and ($2) million in ancillary services.

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
Operating income for the three months ended September 30, 2014 was $19 million. Adjusted EBITDA during the three months ended September 30, 2014 was $15 million. IPH generated 6.8 million MWh, a meaningful portion of which was hedged through the retail business and other third parties. During the three months ended September 30, 2014, the capacity factor was 74 percent primarily due to unplanned outages as well as unfavorable market conditions in certain off-peak periods.

Gas Segment
The following table provides summary financial data regarding our Gas segment results of operations for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2014	2013
Operating Revenues
Energy	$172	$187	$(15)	(8)%
Capacity	80	74	6	8%
Mark-to-market income (loss), net	(5)	23	(28)	(122)%
Contract amortization	(23)	(34)	11	32%
Other (1)	18	57	(39)	(68)%
Total operating revenues	242	307	(65)	(21)%
Operating Costs
Cost of sales	(146)	(170)	24	14%
Contract amortization	2	2	—	—%
Total operating costs	(144)	(168)	24	14%
Gross margin	98	139	(41)	(29)%
Operating and maintenance expense	(25)	(26)	1	4%
Depreciation expense	(36)	(39)	3	8%
Gain on sale of assets, net	3	—	3	100%
Operating income	40	74	(34)	(46)%
Depreciation expense	36	39	(3)	(8)%
Amortization expense	21	32	(11)	(34)%
EBITDA	97	145	(48)	(33)%
Mark-to-market (income) loss, net	5	(23)	28	122%
Gain on sale of assets, net	(3)	—	(3)	(100)%
Other	(1)	(1)	—	—%
Adjusted EBITDA	$98	$121	$(23)	(19)%

Million Megawatt Hours Generated (2)	4.8	4.7	0.1	2%
In Market Availability for Combined Cycle Facilities (3)	99%	100%
Average Capacity Factor for Combined Cycle Facilities (4)	51%	50%
Average Market On-Peak Spark Spreads ($/MWh) (5):
Commonwealth Edison (NI Hub)	$8.44	$17.70	$(9.26)	(52)%
PJM West	$26.21	$25.31	$0.90	4%
North of Path 15 (NP 15)	$15.47	$16.12	$(0.65)	(4)%
New York—Zone A	$21.36	$22.37	$(1.01)	(5)%
Mass Hub	$20.55	$24.57	$(4.02)	(16)%
Average Market Off-Peak Spark Spreads ($/MWh) (5):
Commonwealth Edison (NI Hub)	$(3.70)	$(0.28)	$(3.42)	(1,221)%
PJM West	$12.35	$5.81	$6.54	113%
North of Path 15 (NP 15)	$4.61	$6.79	$(2.18)	(32)%
New York—Zone A	$6.03	$5.86	$0.17	3%
Mass Hub	$5.50	$5.91	$(0.41)	(7)%
Average natural gas price—Henry Hub ($/MMBtu) (6)	$3.94	$3.55	$0.39	11%

 __________________________________________

(1)
For the three months ended September 30, 2014 and 2013, respectively, Other includes ($2) million and ($17) million in financial settlements, $4 million and $24 million in natural gas sales, $5 million and $9 million in ancillary services, $8 million and $39 million in tolls and $3 million and $2 million in RMR, option premiums and other miscellaneous items.

(2)
The three months ended September 30, 2013 includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility. On June 27, 2014, we completed the sale of our 50 percent partnership interest in Black Mountain. Please read Note 3—Acquisitions and Divestitures for further discussion.

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
Operating income for the three months ended September 30, 2014 was $40 million compared to $74 million for the three months ended September 30, 2013. Adjusted EBITDA totaled $98 million during the three months ended September 30, 2014 compared to $121 million during the same period in 2013. The $23 million decrease in Adjusted EBITDA primarily resulted from a decrease in revenues associated with the Moss Landing toll.

Consolidated Summary Financial Information — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table provides summary financial data regarding our consolidated results of operations for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2014	2013
Revenues	$1,898	$1,065	$833	78%
Cost of sales, excluding depreciation expense	(1,304)	(827)	(477)	(58)%
Gross margin	594	238	356	150%
Operating and maintenance expense	(360)	(220)	(140)	(64)%
Depreciation expense	(185)	(156)	(29)	(19)%
Gain on sale of assets, net	17	2	15	750%
General and administrative expense	(80)	(69)	(11)	(16)%
Acquisition and integration costs	(17)	(6)	(11)	(183)%
Operating loss	(31)	(211)	180	85%
Earnings from unconsolidated investments	10	—	10	100%
Interest expense	(104)	(71)	(33)	(46)%
Loss on extinguishment of debt	—	(11)	11	100%
Other income and expense, net	(40)	5	(45)	(900)%
Loss before income taxes	(165)	(288)	123	43%
Income tax benefit	1	20	(19)	(95)%
Loss from continuing operations	(164)	(268)	104	39%
Income from discontinued operations, net of tax	—	3	(3)	(100)%
Net loss	(164)	(265)	101	38%
Less: Net income attributable to noncontrolling interest	5	—	5	100%
Net loss attributable to Dynegy Inc.	$(169)	$(265)	$96	36%
The following tables provide summary financial data regarding our operating income (loss) by segment for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30, 2014
(amounts in millions)	Coal	IPH	Gas	Other	Total
Revenues	$429	$619	$850	$—	$1,898
Cost of sales, excluding depreciation expense	(270)	(447)	(587)	—	(1,304)
Gross margin	159	172	263	—	594
Operating and maintenance expense	(118)	(150)	(93)	1	(360)
Depreciation expense	(39)	(28)	(115)	(3)	(185)
Gain on sale of assets, net	—	—	17	—	17
General and administrative expense	—	—	—	(80)	(80)
Acquisition and integration costs (1)	—	(8)	—	(9)	(17)
Operating income (loss)	$2	$(14)	$72	$(91)	$(31)

	Nine Months Ended September 30, 2013
(amounts in millions)	Coal	Gas	Other	Total
Revenues	$341	$724	$—	$1,065
Cost of sales, excluding depreciation expense	(340)	(487)	—	(827)
Gross margin	1	237	—	238
Operating and maintenance expense	(130)	(89)	(1)	(220)
Depreciation expense	(36)	(118)	(2)	(156)
Gain on sale of assets, net	2	—	—	2
General and administrative expense	—	—	(69)	(69)
Acquisition and integration costs (2)	—	—	(6)	(6)
Operating income (loss)	$(163)	$30	$(78)	$(211)
__________________________________________

(1)	Relates to costs associated with the AER Acquisition, Duke Midwest Acquisition and EquiPower Acquisition. Please read Note 3—Acquisitions and Divestitures for further discussion.

(2)
Relates to costs associated with the AER Acquisition. Acquisition and integration costs were captured in the Other segment prior to the closing of the AER Acquisition. Please read Note 3—Acquisitions and Divestitures for further discussion.

Discussion of Consolidated Results of Operations
     Revenues.  Revenues increased by $833 million from $1.065 billion for the nine months ended September 30, 2013 to $1.898 billion for the nine months ended September 30, 2014. IPH segment revenues increased by $619 million on 18.9 million MWh of power generation from zero in the comparable period due to the AER Acquisition. Gas segment revenues increased by $126 million driven largely by higher spark spreads and generation volumes primarily at Independence, Ontelaunee and Casco Bay in 2014, partially offset by a decrease in revenues associated with the Moss Landing toll. Coal segment revenues increased by $88 million driven largely by higher realized prices in 2014.
Cost of Sales.  Cost of sales increased by $477 million from $827 million for the nine months ended September 30, 2013 to $1.304 billion for the nine months ended September 30, 2014. IPH segment cost of sales increased by $447 million due to the AER Acquisition. Gas segment cost of sales increased by $100 million primarily driven by higher natural gas pricing and volumes in 2014. Coal segment cost of sales decreased by $70 million primarily due to $99 million in lower amortization costs primarily associated with rail transportation contracts recorded in connection with the application of fresh-start accounting and $5 million in lower coal costs primarily due to lower generation volumes, partially offset by $34 million in higher coal transportation costs due to a contracted price increase.
Operating and Maintenance Expense.  Operating and maintenance expense increased by $140 million from $220 million for the nine months ended September 30, 2013 to $360 million for the nine months ended September 30, 2014. The increase was primarily due to IPH segment costs of $150 million as a result of the AER Acquisition, partially offset by $12 million in lower Coal segment costs primarily due to fewer planned outages during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Depreciation Expense.  Depreciation expense increased by $29 million from $156 million for the nine months ended September 30, 2013 to $185 million for the nine months ended September 30, 2014. The increase in depreciation expense was primarily related to a $28 million increase in the IPH segment as the result of the AER Acquisition.
Gain on Sale of Assets.  Gain on sale of assets increased by $15 million from $2 million for the nine months ended September 30, 2013 to $17 million for the nine months ended September 30, 2014. This increase was primarily due to the sale of our 50 percent interest in Nevada Cogeneration Associates #2, a partnership that owns Black Mountain. Please read Note 3—Acquisitions and Divestitures for further discussion.
General and Administrative Expense.  General and administrative expense increased by $11 million from $69 million for the nine months ended September 30, 2013 to $80 million for the nine months ended September 30, 2014. This increase was primarily due to $7 million higher general corporate support related to the AER Acquisition as well as a $4 million release of legal reserves in 2013 related to settled legal matters with no such activity in 2014.

Acquisition and Integration Costs. Acquisition and integration costs increased by $11 million from $6 million for the nine months ended September 30, 2013 to $17 million for the nine months ended September 30, 2014. This increase is primarily related to costs associated with the Duke Midwest Acquisition and the EquiPower Acquisition of $9 million and a $2 million increase related to the continued integration of AER. Please read Note 3—Acquisitions and Divestitures for further discussion.
Earnings from Unconsolidated Investments. Earnings from unconsolidated investments were $10 million for the nine months ended September 30, 2014 due to cash distributions received from Black Mountain. There was no similar activity during the nine months ended September 30, 2013. Please read Note 3—Acquisitions and Divestitures for further discussion.
Interest Expense.  Interest expense increased by $33 million from $71 million for the nine months ended September 30, 2013 to $104 million for the nine months ended September 30, 2014. This increase was primarily due to $44 million in interest related to the Genco Senior Notes as a result of the AER Acquisition and $3 million in mark-to-market losses on interest rate swaps, offset by a $15 million increase in capitalized interest in 2014. Please read Note 9—Debt for further discussion.
Loss on Extinguishment of Debt.  Loss on extinguishment of debt totaled $11 million for the nine months ended September 30, 2013 and was incurred in connection with the termination of the DPC and DMG credit agreements and the Term Loan B-1. The amount is comprised of (i) a prepayment penalty of approximately $59 million, (ii) $2 million for the accelerated amortization of the discount on the Term Loan B-1 and (iii) $6 million in accelerated amortization of debt issuance costs related to the DPC Revolving Credit Facility and the Term Loan B-1, offset by (iv) $56 million in non-cash gains, net for the accelerated amortization of the remaining premium related to the DPC and the DMG credit agreements. There was no similar activity during the nine months ended September 30, 2014. Please read Note 12—Debt in our Form 10-K for further discussion.
    Other Income and Expense, net. Other income and expense, net decreased by $45 million from income of $5 million for the nine months ended September 30, 2013 to expense of $40 million for the nine months ended September 30, 2014. This decrease was primarily due to a $42 million change in the fair value of our common stock warrants during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and the receipt of $8 million in insurance proceeds during the nine months ended September 30, 2013, with no such activity in 2014.
Income Tax Benefit.  We reported income tax benefit from continuing operations of $1 million and $20 million for the nine months ended September 30, 2014 and 2013, respectively. Our overall effective tax rate is expected to be approximately zero percent as a result of the change in our valuation allowance for the nine months ended September 30, 2014.
For the nine months ended September 30, 2014, we recorded a net tax benefit of $1 million for a purchase accounting adjustment related to the AER Acquisition. For the nine months ended September 30, 2013, our net tax benefit included a $27 million tax benefit for the change in our valuation allowance in continuing operations that occurred as a result of the offsetting tax expense recognized in Income from discontinued operations and OCI. This was a result of the plan amendments and resulting remeasurements associated with certain of our pension and other post-employment benefit plans. In addition, we also recognized tax expense for an uncertain tax position of $7 million pursuant to a proposed state assessment that we believed no longer met the “more-likely-than-not” criteria for recognizing a tax benefit.
As of September 30, 2014 and 2013, we did not believe we would produce sufficient future taxable income, nor were there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences.
Income from Discontinued Operations. For the nine months ended September 30, 2013, our income from discontinued operations, net of tax was $3 million and primarily consisted of a $7 million DNE pension curtailment gain due to the termination of a majority of the Danskammer employees and closing of the Roseton sale, partially offset by a $2 million loss related to legacy capacity contracts executed with the Roseton facility which terminated upon the sale of the facility and $2 million in tax expense. There was no similar activity during the nine months ended September 30, 2014. Please read Note 3—Acquisitions and Divestitures for further discussion.
Net Income Attributable to Noncontrolling Interest. For the nine months ended September 30, 2014, net income attributable to noncontrolling interest was $5 million related to the minority shareholder’s 20 percent interest in EEI.

Adjusted EBITDA — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table provides summary financial data regarding our Adjusted EBITDA by segment for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
(amounts in millions)	Coal	IPH	Gas	Other	Total
Net loss attributable to Dynegy Inc.					$(169)
Income attributable to noncontrolling interest					5
Income tax benefit					(1)
Interest expense					104
Earnings from unconsolidated investments					(10)
Other items, net					40
Operating income (loss)	$2	$(14)	$72	$(91)	(31)
Depreciation expense	39	28	115	3	185
Amortization expense	(4)	(11)	57	—	42
Earnings from unconsolidated investments	—	—	10	—	10
Other items, net	—	1	—	(41)	(40)
EBITDA	37	4	254	(129)	166
Acquisition and integration costs	—	8	—	9	17
Mark-to-market loss, net	7	34	23	—	64
Change in fair value of common stock warrants	—	—	—	43	43
Income attributable to noncontrolling interest	—	(5)	—	—	(5)
Gain on sale of assets, net	—	—	(17)	—	(17)
Other	7	4	—	1	12
Adjusted EBITDA	$51	$45	$260	$(76)	$280

The following table provides summary financial data regarding our Adjusted EBITDA by segment for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
(amounts in millions)	Coal	Gas	Other	Total
Net loss				$(265)
Income from discontinued operations, net of tax				(3)
Income tax benefit				(20)
Loss on extinguishment of debt				11
Interest expense				71
Other items, net				(5)
Operating income (loss)	$(163)	$30	$(78)	(211)
Depreciation expense	36	118	2	156
Amortization expense	95	95	—	190
Other items, net	—	—	5	5
EBITDA	(32)	243	(71)	140
Acquisition and integration costs	—	—	6	6
Mark-to-market (income) loss, net	16	(8)	—	8
Change in fair value of common stock warrants	—	—	1	1
Other	2	—	7	9
Adjusted EBITDA	$(14)	$235	$(57)	$164
Adjusted EBITDA increased by $116 million from $164 million for the nine months ended September 30, 2013 to $280 million for the nine months ended September 30, 2014. The increase was primarily due to increased spark spreads and generation volumes in the Gas segment, improved realized energy prices for the Coal segment and the addition of the IPH segment. See Discussion of Segment Adjusted EBITDA for further information.

Discussion of Segment Adjusted EBITDA — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Coal Segment
The following table provides summary financial data regarding our Coal segment results of operations for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2014	2013
Operating Revenues
Energy	$506	$376	$130	35%
Capacity	3	2	1	50%
Mark-to-market loss, net	(7)	(16)	9	56%
Other (1)	(73)	(21)	(52)	(248)%
Total operating revenues	429	341	88	26%
Operating Costs
Cost of sales	(274)	(245)	(29)	(12)%
Contract amortization	4	(95)	99	104%
Total operating costs	(270)	(340)	70	21%
Gross margin	159	1	158	NM
Operating and maintenance expense	(118)	(130)	12	9%
Depreciation expense	(39)	(36)	(3)	(8)%
Gain on sale of assets, net	—	2	(2)	(100)%
Operating income (loss)	2	(163)	165	101%
Depreciation expense	39	36	3	8%
Amortization expense	(4)	95	(99)	(104)%
EBITDA	37	(32)	69	216%
Mark-to-market loss, net	7	16	(9)	(56)%
Other	7	2	5	250%
Adjusted EBITDA	$51	$(14)	$65	464%

Million Megawatt Hours Generated	14.4	14.9	(0.5)	(3)%
In Market Availability for Coal-Fired Facilities (2)	88%	90%
Average Capacity Factor for Coal-Fired Facilities (3)	74%	76%
Average Quoted Market Power Prices ($/MWh) (4):
On-Peak: Indiana (Indy Hub)	$51.46	$38.11	$13.35	35%
Off-Peak: Indiana (Indy Hub)	$33.58	$27.17	$6.41	24%
 __________________________________________

(1)
For the nine months ended September 30, 2014 and 2013, respectively, Other includes ($76) million and ($20) million in financial settlements, $2 million and $3 million in ancillary services and $1 million and ($4) million in other miscellaneous items.

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
Operating income for the nine months ended September 30, 2014 was $2 million compared to operating loss of $163 million for the nine months ended September 30, 2013. Adjusted EBITDA totaled $51 million during the nine months ended September 30, 2014 compared to a loss of $14 million during the same period in 2013. The $65 million increase in Adjusted EBITDA resulted primarily from higher realized energy prices, partially offset by higher coal transportation costs due to a contracted price increase.

IPH Segment
The following table provides summary financial data regarding our IPH segment results of operations for the nine months ended September 30, 2014:

(dollars in millions, except for price information)	Nine Months Ended September 30, 2014
Operating Revenues
Energy	$628
Capacity	35
Mark-to-market loss, net	(34)
Contract amortization	(27)
Other (1)	17
Total operating revenues	619
Operating Costs
Cost of sales	(485)
Contract amortization	38
Total operating costs	(447)
Gross margin	172
Operating and maintenance expense	(150)
Depreciation expense	(28)
Acquisition and integration costs	(8)
Operating loss	(14)
Depreciation expense	28
Amortization expense	(11)
Other items, net	1
EBITDA	4
Mark-to-market loss, net	34
Acquisition and integration costs	8
Income attributable to noncontrolling interest	(5)
Other	4
Adjusted EBITDA	$45

Million Megawatt Hours Generated	18.9
In Market Availability for IPH Facilities (2)	89%
Average Capacity Factor for IPH Facilities (3)	69%
Average Quoted Market Power Prices ($/MWh) (4):
On-Peak: Indiana (Indy Hub)	$51.46
Off-Peak: Indiana (Indy Hub)	$33.58
 ________________________________________

(1)	For the nine months ended September 30, 2014, Other includes $25 million in financial settlements and ($7) million in ancillary services and ($1) million in other miscellaneous items.

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
Operating loss for the nine months ended September 30, 2014 was $14 million. Adjusted EBITDA totaled $45 million during the nine months ended September 30, 2014. IPH generated 18.9 million MWh, a meaningful portion of which was hedged through the retail business and other third parties. During the nine months ended September 30, 2014, the capacity factor was 69 percent primarily due to unplanned outages at our Coffeen and Newton facilities.

Gas Segment
The following table provides summary financial data regarding our Gas segment results of operations for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2014	2013
Operating Revenues
Energy	$743	$488	$255	52%
Capacity	193	182	11	6%
Mark-to-market income (loss), net	(23)	8	(31)	(388)%
Contract amortization	(63)	(101)	38	38%
Other (1)	—	147	(147)	(100)%
Total operating revenues	850	724	126	17%
Operating Costs
Cost of sales	(593)	(493)	(100)	(20)%
Contract amortization	6	6	—	—%
Total operating costs	(587)	(487)	(100)	(21)%
Gross margin	263	237	26	11%
Operating and maintenance expense	(93)	(89)	(4)	(4)%
Depreciation expense	(115)	(118)	3	3%
Gain on sale of assets, net	17	—	17	100%
Operating income	72	30	42	140%
Depreciation expense	115	118	(3)	(3)%
Amortization expense	57	95	(38)	(40)%
Earnings from unconsolidated investments	10	—	10	100%
EBITDA	254	243	11	5%
Mark-to-market (income) loss, net	23	(8)	31	388%
Gain on sale of assets, net	(17)	—	(17)	(100)%
Adjusted EBITDA	$260	$235	$25	11%

Million Megawatt Hours Generated (2)	13.0	12.5	0.5	4%
In Market Availability for Combined Cycle Facilities (3)	99%	98%
Average Capacity Factor for Combined Cycle Facilities (4)	46%	44%
Average Market On-Peak Spark Spreads ($/MWh) (5):
Commonwealth Edison (NI Hub)	$12.39	$12.81	$(0.42)	(3)%
PJM West	$29.40	$17.26	$12.14	70%
North of Path 15 (NP 15)	$13.34	$12.89	$0.45	3%
New York—Zone A	$36.28	$17.85	$18.43	103%
Mass Hub	$22.55	$17.92	$4.63	26%
Average Market Off-Peak Spark Spreads ($/MWh) (5):
Commonwealth Edison (NI Hub)	$(10.45)	$0.17	$(10.62)	(6,247)%
PJM West	$2.58	$4.63	$(2.05)	(44)%
North of Path 15 (NP 15)	$3.12	$4.89	$(1.77)	(36)%
New York—Zone A	$12.80	$6.60	$6.20	94%
Mass Hub	$(3.07)	$1.56	$(4.63)	(297)%
Average natural gas price—Henry Hub ($/MMBtu) (6)	$4.52	$3.68	$0.84	23%

 __________________________________________

(1)
For the nine months ended September 30, 2014 and 2013, respectively, Other includes ($94) million and ($30) million in financial settlements, $50 million and $72 million in natural gas sales, $28 million and $24 million in ancillary services, $11 million and $71 million in tolls and $5 million and $10 million in RMR, option premiums and other miscellaneous items.

(2)
The nine months ended September 30, 2013 includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility. The nine months ended September 30, 2014 includes our ownership percentage in the MWh generated through June 27, 2014 when we completed the sale of our 50 percent partnership interest in Black Mountain. Please read Note 3—Acquisitions and Divestitures for further discussion.

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
Operating income for the nine months ended September 30, 2014 was $72 million compared to $30 million for the nine months ended September 30, 2013. Adjusted EBITDA totaled $260 million during the nine months ended September 30, 2014 compared to $235 million during the same period in 2013. The $25 million increase in Adjusted EBITDA primarily resulted from higher energy margin due to increased generation and higher spark spreads primarily at Independence, Ontelaunee and Casco Bay, higher capacity revenues primarily at Kendall and Ontelaunee, higher ancillary services across the Gas fleet and distributions from Black Mountain. These increases were partially offset by a decrease in revenues related to the Moss Landing toll and an increase in operating and maintenance expense.
Outlook
We expect that our future financial results will continue to be impacted by fuel and commodity prices. Other factors to which our future financial results will remain sensitive include market structure and prices for electric energy, capacity and ancillary services, including pricing at our plant locations relative to pricing at their respective trading hubs, the volatility of fuel and electricity prices, transportation and transmission logistics, weather conditions and IMA. Further, there is a trend toward greater environmental regulation of all aspects of our business. As this trend continues, it is possible that we will experience additional costs associated with GHG, the handling and disposal of coal ash, how water used by our power generation facilities is withdrawn and treated before being discharged and more stringent air emission standards.
In August 2014, we entered into the Duke Midwest Acquisition for a purchase price of $2.8 billion in cash, subject to certain adjustments and the EquiPower Acquisition for a purchase price of approximately $3.25 billion in cash and $200 million of our common stock, subject to certain adjustments. We anticipate that the Duke Midwest Acquisition and EquiPower Acquisition will each close by the end of the first quarter 2015. Please read Note 3—Acquisitions and Divestitures for further discussion.
Coal. The Coal segment consists of four plants, all located in the MISO region, and totaling 2,980 MW.
As of November 3, 2014, our expected remaining generation volumes are 54 percent hedged volumetrically for 2014 and approximately 66 percent hedged volumetrically for 2015. As a result of the offsetting risks of our Coal and Gas segments, we are able to reduce the costs associated with hedging with third parties by executing certain cross-commodity hedges with an internal affiliate. Beyond 2015, the portfolio is largely open, positioning Coal to benefit from possible future power market pricing improvements. We mitigate the risk of a breakdown between plant LMP prices and trading hub prices through participation in FTR markets and busbar swaps to the extent they are economically available. We plan to continue our hedging program over a one- to three-year period using various instruments.
As of November 3, 2014, our remaining 2014 expected coal requirements are fully contracted and priced. Our forecasted coal requirements for 2015 are 80 percent contracted and priced. Our coal transportation requirements are fully contracted and priced for the next several years. We look to procure and price additional fuel opportunistically.

For the 2013-2014 planning year, capacity cleared at $1.05 per MW-day for all zones. This low clearing price was likely caused by excess capacity conditions prevailing in MISO for the term of the planning year. On April 14, 2014, MISO released the results of the 2014-2015 planning year capacity auction. Local Resource Zone 4, in which our assets are located, cleared at $16.75 per MW-day, compared to $1.05 per MW-day for the previous 2013-2014 planning year capacity auction. In the future, we expect to benefit from the potential retirement of approximately 9 GW of marginal MISO coal capacity due to poor economics or expected environmental mandates. In addition, confirmed future capacity exports from MISO to PJM could also increase MISO capacity and energy pricing. Current over-the-counter bilateral capacity transactions in MISO have traded in excess of $65.75 per MW-day for each planning year 2015-2016 through planning year 2019-2020. Year-to-date, our Coal segment has entered into total bilateral forward capacity sales in MISO in excess of 1,200 MW.
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
As of November 3, 2014, our IPH expected remaining generation volumes are 75 percent hedged volumetrically for 2014 and approximately 66 percent hedged volumetrically for 2015. The IPH hedging program will continue to use our retail business, Homefield Energy, to hedge a portion of the output from our IPH facilities. The retail hedges are well correlated to our facilities due to the close proximity of the hedge and through participation in FTR markets. We may use other instruments to hedge the power revenue. Homefield Energy’s ability to keep and possibly grow its existing market share will impact IPH’s hedge levels in the future.
As of November 3, 2014, our remaining 2014 expected coal requirements for IPH are 97 percent contracted and 92 percent priced. Our forecasted coal requirements for 2015 are 96 percent contracted and 76 percent priced. Our coal transportation requirements are fully contracted and priced for the next several years. We look to procure and price additional fuel opportunistically.
IPH realized capacity sales in the latest MISO 2014-2015 planning year capacity auction, clearing 1,995 MW. On May 23, 2014, PJM’s RPM released its results for the 2017-2018 planning year, with a clearing price of $120 per MW-day, of which the IPH segment cleared 847 MW. We have also secured one segment of the transmission path required to offer an additional 240 MW of capacity and energy into PJM. In July 2014, we executed a long-term wholesale contract for up to 120 MW annually for 2018 through 2026 planning years for energy and capacity in Illinois bringing long-term, annual origination sales from the IPH segment to more than 470 MW.
Gas. The Gas segment consists of six plants, geographically diverse in four markets, totaling 6,078 MW. Excluding volumes subject to tolling agreements, as of November 3, 2014, our Gas portfolio is 53 percent hedged volumetrically through 2014 and approximately 50 percent hedged volumetrically for 2015. As a result of the offsetting risks of our Gas and Coal segments, we are able to reduce the costs associated with hedging with third parties by executing a portion of our natural gas hedges with an internal affiliate. We continue to manage our remaining commodity price exposure to changing fuel and power prices in accordance with our risk management policy.
The CAISO capacity market is a bilateral market in which LSEs are required to procure sufficient resources to meet their peak load plus a fifteen percent reserve margin.  The CAISO faces challenges to ensure system reliability and the ability to integrate renewables into the system given the state’s mandate to have 33 percent renewable resources by 2020.  The CAISO and CPUC recently approved the Joint Reliability Plan in which the CAISO and CPUC will collaborate on several initiatives: (i) determination of multi-year resource adequacy procurement obligations for CPUC jurisdictional LSEs; (ii) development of a joint long-term planning assessment and (iii) development of a market-based reliability backstop mechanism to replace CPM (Capacity Procurement Mechanism), which is the administratively-priced mechanism currently used by CAISO.  A flexible capacity requirement to support renewable integration has been imposed on CPUC jurisdictional LSEs and will be mandatory starting in 2015.  The CAISO board recently approved the methodology and “must-offer” obligations for flexible capacity developed through a stakeholder process and the tariff provisions have been filed at FERC.  We do not anticipate a significant near term change in capacity prices because energy efficiency programs and distributed generation of residential and commercial rooftop solar power have kept energy demand growth relatively flat. Additionally, CAISO studies on flexible capacity needs appear to show ample supplies through 2018.
Recently, we began a strategic evaluation of our California assets including Moss Landing, Oakland and Morro Bay that may include divestiture. We will continue operating and investing in these assets under normal course during this evaluation.

In New England, where our Casco Bay facility is located, eight forward capacity auctions have been held since the ISO-NE transitioned to a forward capacity market in June 2010. The highest clearing price of $15 per kW-month occurred in the most recent auction for the 2017-2018 market period. However, the “insufficient competition” clause in the ISO-NE tariff was triggered, resulting in existing generation receiving an administrative cap price of $7.025 per kW-month. Due to oversupply conditions, the seven prior annual auctions cleared at the designated floor. For the eighth auction, the floor price was removed and existing generation received the administrative cap due to significant retirements in the region. Two rule changes have recently been approved for FCA-9 covering the 2018-2019 planning year. These rules include a sloped demand curve and performance incentives. The sloped demand curve is replacing the administrative pricing rules for the entire region while the performance incentives rules have the potential to increase capacity payments for those resources that are providing excess energy or reserves during a shortage event, while penalizing those that produce less than the required level. The FCA-9 auction will be held in February 2015.
In PJM, where the Kendall and Ontelaunee combined-cycle plants are located, eleven forward capacity auctions (known as RPM or Reliability Pricing Model) have been held since the transition from a daily capacity market in June 2007. RPM clearing prices have ranged from $0.50 per kW-month (Kendall, 2012-2013 planning year) and $1.24 per kW-month (Ontelaunee, 2007-2008 planning year) to $5.30 per kW-month (Kendall, 2010-2011 planning year) and $6.88 per kW-month (Ontelaunee, 2013-2014 planning year). The latest RPM auction was for the 2017-2018 planning year, which cleared at $3.65 per kW-month for both Kendall and Ontelaunee. The next RPM auction, for the 2018-2019 planning year, will be conducted in May 2015.
Capacity pricing for the NYISO, where our Independence facility is located, seems to be recovering from the low point in 2011.  The most recent summer and winter auctions have cleared higher than the previous auctions with summer 2014 at $5.15 per kW-month and winter 2014-2015 at $2.90 per kW-month for the rest of state market.  We attribute the rebound in part to the FERC Order on buyer-side mitigation, affecting in-City resources, and retirements. For 2014, approximately 91 percent of the capacity for our Independence facility has been contracted, of which approximately 75 percent has been contracted at a favorable premium compared to current market prices through October 31, 2014.
On May 23, 2014, the D.C. Circuit Court of Appeals vacated FERC Order No. 745. If the May 23 decision stands, it will likely affect how Demand Response can participate in the energy, ancillary service and capacity markets. FERC requested an en banc review of this decision on July 7, 2014, and the court denied the request on September 17, 2014. On October 20, 2014, the D.C. Circuit Court of Appeals granted FERC’s motion for a stay of the mandate in the case, effectively granting FERC additional time to decide whether to file a petition for review by the U.S. Supreme Court. If FERC does not seek review, the mandate in the case issues in late December and the matter will be remanded to FERC.  If, however, FERC files for Supreme Court review, the matter remains on hold into the winter/spring of 2015 while the Supreme Court decides whether to hear the case.  In parallel, each of the ISO/RTOs is evaluating options for complying with the decision, but it is too early to evaluate market impacts at this time.
Environmental and Regulatory Matters
Please read Item 1. Business-Environmental Matters in our Form 10-K and Item 2. Results of Operations-Outlook-Environmental and Regulatory Matters in our Form 10-Q for the periods ended March 31, 2014 and June 30, 2014 for a detailed discussion of our environmental and regulatory matters.
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
Cross-State Air Pollution Rule. On April 29, 2014, the U.S. Supreme Court issued a decision in EPA v. EME Homer City Generation, L.P. upholding the CSAPR.  The Court remanded the case to the Court of Appeals for the District of Columbia Circuit for further proceedings consistent with its decision.  On June 26, 2014, the EPA filed a motion in the court of appeals asking the court to lift the stay of the CSAPR and delay the CSAPR compliance deadlines by three years, so that CSAPR’s Phase 1 emission budgets would apply in 2015 (beginning January 1, 2015, for the annual programs and May 1, 2015, for the ozone-season NOx program) and in 2016, and CSAPR’s Phase 2 emission budgets would apply in 2017 and subsequent years. On October 23, 2014, the court granted the EPA’s motion to lift the stay of the CSAPR and set a schedule for briefing remaining issues in the challenges to the rule. While the EPA intends to issue a ministerial clarification on how the CSAPR will move forward, CSAPR Phase I is expected to begin January 1, 2015.
IPH Variance. In January 2014, an environmental group filed a petition for review in the Illinois Fourth District Appellate Court of the IPCB’s November 2013 decision and order granting IPH a variance to extend the applicable compliance dates for

MPS SO2 emission limits through December 31, 2019, subject to certain conditions. On January 17, 2014, we filed a Motion to Dismiss. On February 24, 2014, the Appellate Court granted our motion and dismissed the appeal. On April 1, 2014, the environmental group filed a petition for leave to appeal the Appellate Court’s decision with the Illinois Supreme Court. On May 5, 2014, we filed an answer opposing review by the Illinois Supreme Court. On September 24, 2014, the Illinois Supreme Court denied the petition for leave to appeal.
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
In September 2014, various environmental groups and industry groups filed petitions for judicial review of the EPA’s final rule.
California Water Intake Policy. On October 9, 2014, we entered into a settlement agreement with the California State Water Resources Control Board (“State Water Board”) that would resolve our pending challenge to the Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling (“Policy”).
Under the settlement agreement, the State Water Board has agreed to propose an amendment to the Policy which would extend the compliance deadline for all four units at Moss Landing from December 31, 2017 to December 31, 2020. The State Water Board will initiate the public rulemaking process associated with the proposed amendment within three months of execution of the settlement agreement and take final action on the proposal within six months. We are required to implement operational control measures at Moss Landing for purposes of reducing impingement mortality and entrainment, including the installation of variable speed drive motors on the circulating water pumps for Units 1 and 2 by year end 2016. In addition, we must evaluate and install supplemental control technology at Units 1 and 2 by December 31, 2020. The settlement agreement also clarifies the implementation and applicability of various Policy provisions to Moss Landing. Operation of Moss Landing Units 6 and 7 beyond 2020 would be allowed only if those units comply with the Policy’s impingement mortality and entrainment standards, which would require the evaluation and installation of control technology, the cost of which would vary depending on the projected operational profile of the units.
Havana NPDES Permit. In September 2012, the Illinois EPA issued a renewal NPDES permit for the Coal segment’s Havana Power Station. In October 2012, environmental interest groups filed a petition for review with the IPCB challenging the permit. The petitioners allege that the permit does not adequately address the discharge of wastewaters associated with newly installed air pollution control equipment (i.e., a spray dryer absorber and activated carbon injection system to reduce SO2 and mercury air emissions) at Havana. In 2013, the IPCB had dismissed petitioners’ separate petition seeking to reopen and modify the NPDES permit to include mercury discharge limits. On June 5, 2014, the IPCB granted and denied in part cross motions for summary judgment and remanded the permit to the Illinois EPA to require monthly monitoring for mercury. In July 2014, the environmental interest groups filed a petition for review of the IPCB’s decision in the Illinois Fourth District Appellate Court. We will vigorously defend the permit.
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
In August 2014, environmental groups filed a lawsuit seeking to force the EPA to issue regulations under CERCLA requiring several industry categories, including the electric power generation industry, to maintain evidence of financial responsibility for managing hazardous substances. The lawsuit follows the EPA’s 2009 advance notice of proposed rulemaking in which the agency identified plans to develop, as necessary, financial responsibility requirements for electric power generation facilities and three other industry categories.
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

State Regulation of Greenhouse Gases. In August 2014, the CARB held its eighth GHG allowance auction, with 2014 auction allowances selling at a clearing price of $11.50 per ton and 2017 auction allowances selling at a clearing price of $11.34. The CARB’s next quarterly auction is scheduled for November 19, 2014. We have participated in each of the quarterly CARB auctions (or in secondary markets, as appropriate) to secure allowances for our affected assets.
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
In September 2014, RGGI held its twenty-fifth auction, in which approximately 18 million allowances for the second control period were sold at a clearing price of $4.88 per allowance.  RGGI’s next quarterly auction is scheduled for December 2014. We have participated in each of the quarterly RGGI auctions (or in secondary markets, as appropriate) to secure allowances for our affected assets.
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
RISK MANAGEMENT DISCLOSURES
The following table provides a reconciliation of the risk management data on the unaudited consolidated balance sheets on a net basis:

(amounts in millions)	As of and for the Nine Months Ended September 30, 2014
Fair value of portfolio at December 31, 2013	$(62)
Risk management losses recognized through the statement of operations in the period, net	(88)
Contracts realized or otherwise settled during the period	31
Changes in collateral/margin netting	2
Fair value of portfolio at September 30, 2014	$(117)
    The net risk management liability of $117 million is the aggregate of the following line items on our unaudited consolidated balance sheets: Current Assets—Assets from risk management activities, Other Assets—Assets from risk management activities, Current Liabilities—Liabilities from risk management activities and Other Liabilities—Liabilities from risk management activities.
Risk Management Asset and Liability Disclosures.  The following table provides an assessment of net contract values by year as of September 30, 2014, based on our valuation methodology:
Net Fair Value of Risk Management Portfolio

(amounts in millions)	Total	2014	2015	2016	2017	2018	Thereafter
Market quotations (1) (2)	$(109)	$(43)	$(47)	$(11)	$(7)	$(1)	$—
Prices based on models (2)	(14)	(2)	(10)	(2)	—	—	—
Total (3)	$(123)	$(45)	$(57)	$(13)	$(7)	$(1)	$—
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

(3)
Excludes $6 million of broker margin that has been netted against Risk Management liabilities on our unaudited consolidated balance sheets. Please read Note 4—Risk Management Activities, Derivatives and Financial Instruments for further discussion.

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

•	the effects of, or changes to, MISO, PJM or ISO-NE power procurement process;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	efforts to secure retail sales and the ability to grow the retail business;

•	efforts to identify opportunities to reduce congestion and improve busbar power prices;

•	beliefs and assumptions about weather and general economic conditions;

•	projected operating or financial results, including anticipated cash flows from operations, revenues and profitability;

•	expectations regarding our compliance with the Credit Agreement, including collateral demands, interest expense, any applicable financial ratios and other payments;

•	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

•	beliefs about the costs and scope of the ongoing demolition and site remediation efforts at the South Bay and Vermilion facilities;

•	the strategic evaluation of our California assets;

•	beliefs regarding redevelopment efforts for the Morro Bay facility;

•	ability to mitigate impacts associated with expiring RMR and/or capacity contracts;

•	beliefs about the outcome of legal, administrative, legislative and regulatory matters;

•	the timing and anticipated benefits to be achieved through our company-wide savings improvement programs, including our PRIDE initiative;

•	expectations regarding performance standards and capital and maintenance expenditures; and

•	expectations regarding the synergies, completion, timing, terms and anticipated benefits of the Duke Midwest Acquisition and the EquiPower Acquisition.
Any or all of our forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors, many of which are beyond our control, including those set forth under Item 1A—Risk Factors of our Form 10-K and this Form 10-Q.
CRITICAL ACCOUNTING POLICIES
Please read “Critical Accounting Policies” in our Form 10-K for a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of such Form 10-K.

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for a discussion of our exposure to commodity price variability and other market risks related to our net non-trading derivative assets and liabilities, including foreign currency exchange rate risk.  The following is a discussion of the more material of these risks and our relative exposures as of September 30, 2014.
Value at Risk (“VaR”).  The following table sets forth the aggregate daily VaR of the mark-to-market portion of our risk management portfolio primarily associated with the Coal and Gas segments.  The VaR calculation does not include market risks associated with the accrual portion of the risk management portfolio that is designated as “normal purchase, normal sale,” nor does it include expected future production from our generating assets.  Please read “VaR” in our Form 10-K for a complete description of our valuation methodology.  The daily VaR at September 30, 2014 compared to December 31, 2013 was lower due to a decrease in price.  The average VaR at September 30, 2014 compared to December 31, 2013 increased due to a change in position.
Daily and Average VaR for Risk Management Portfolios

(amounts in millions)	September 30, 2014	December 31, 2013
One day VaR—95 percent confidence level	$6	$7
One day VaR—99 percent confidence level	$9	$10
Average VaR—95 percent confidence level for the rolling twelve months ended	$7	$4
     Credit Risk.  The following table represents our credit exposure at September 30, 2014 associated with the mark-to-market portion of our risk management portfolio, on a net basis.
Credit Exposure Summary

(amounts in millions)	Investment Grade Quality	Non-Investment Grade Quality	Total
Type of Business:
Financial institutions	$1	$—	$1
Utility and power generators	4	—	4
Total	$5	$—	$5
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
The absolute notional amounts associated with our interest rate contracts were as follows at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
Interest rate swaps (in millions of U.S. dollars) (1)	$787	$796
Fixed interest rate paid (percent)	3.19	3.15
_________________________________________

(1)	The calculation period for $247 million of the interest rate swaps began June 30, 2013, and the calculation period for the remaining $540 million began October 31, 2013.

Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2014.

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
We may be unable to obtain the regulatory approvals required to complete one or both of the acquisitions or, in order to do so, we may be required to comply with material restrictions on our conduct or satisfy other material conditions required by various regulatory authorities.
Consummation of the acquisitions is subject to conditions and governmental approvals, including FERC approval and review by the U.S. Department of Justice Antitrust Division, referred to as the Antitrust Division, and the Federal Trade Commission, referred to as the FTC, under the HSR. We, Duke Energy and ECP are currently responding to preliminary inquiries by the Antitrust Division. The expiration or termination of the waiting period (and any extension of the waiting period) applicable to an acquisition under the HSR Act is a condition to closing such acquisition. The closing of each of the Duke Midwest Acquisition and EquiPower Acquisition is also subject to the condition that there be no injunction or order issued by a court of competent jurisdiction that prevents the consummation of the transactions contemplated by the acquisition agreements. We can provide no assurance that all required regulatory approvals will be obtained. There can also be no assurance as to the cost, scope or impact of the actions that may be required to obtain the required regulatory approvals. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed transactions or imposing additional costs, conditions or restrictions on our business and operations, some of which could be material and adversely affect our revenues and profitability following the consummation of the transactions.
Furthermore, the FERC, the Department of Justice or other governmental authorities could seek to block or challenge the acquisitions as they deem necessary or desirable in the public interest at any time, including after completion of the transactions. In addition, in some circumstances, a competitor, customer or other third party could initiate a private action under antitrust laws challenging or seeking to enjoin either or both acquisitions, before or after either or both of them are consummated. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
If one or both of the acquisitions are consummated, we may be unable to successfully integrate the operations of the relevant assets with each other or with our existing operations or to realize targeted cost savings, revenues and other anticipated benefits of the acquisitions.
The success of the proposed acquisitions will depend, in part, on our ability to realize the anticipated benefits and synergies from integrating the Duke Midwest assets and/or the EquiPower assets with each other or with our existing generation business. To realize these anticipated benefits, the businesses must be successfully combined.
We may be required to make unanticipated capital expenditures or investments in order to maintain, integrate, improve or sustain the Duke Midwest assets’ and/or the ECP assets’ operations, or take unexpected write-offs or impairment charges resulting from the acquisitions. Further, we may be subject to unanticipated or unknown liabilities relating to the assets. If any of these factors occur or limit our ability to integrate the businesses successfully or on a timely basis, the expectations of our future financial conditions and results of operations following the acquisitions might not be met.
In addition, we, the Duke Midwest assets and the EquiPower assets have operated and, until the consummation of the acquisitions, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisitions and could harm our financial performance. Further, because EquiPower is a private company, we may be required to implement or improve the internal controls, procedures and policies of the EquiPower assets to meet standards applicable to public companies, which may be time-consuming and more expensive than anticipated.
In addition, we continue to evaluate our estimates of synergies to be realized from, and the fair value accounting allocations associated with, the acquisitions and refine them, so that our actual cost-savings could differ materially from our current estimates. Actual cost-savings, the costs required to realize the cost-savings and the source of the cost-savings could differ materially from our estimates, and we cannot assure you that we will achieve the full amount of cost-savings on the schedule anticipated or at all.
Finally, we may not be able to achieve the targeted operating or long-term strategic benefits of the acquisitions. If the combined businesses are not able to achieve our objectives, or are not able to achieve our objectives on a timely basis, the anticipated benefits of the acquisitions may not be realized fully or at all. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisitions, as well as any delays encountered in the integration process, could have an adverse effect on our financial condition, results of operations and cash flows.
We will incur significant transaction and acquisition-related costs in connection with the proposed acquisitions.
We expect to incur significant costs associated with the acquisitions and combining the operations of our company with the Duke Midwest assets and EquiPower assets, including costs to achieve targeted cost-savings. The substantial majority of the expenses resulting from the acquisitions will be composed of transaction costs, systems consolidation costs, and business integration and employment-related costs, including costs for severance, retention and other restructuring. We may also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of our and the acquired companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
The announcement and pendency of the acquisitions could impact or cause disruptions in our, Duke Midwest assets’ and EquiPower assets’ operations.
The announcement and pendency of the acquisitions could impact or cause disruptions in our, Duke’s and EquiPower’s operations. Specifically:

•
our, Duke Midwest assets’ and EquiPower assets’ current and prospective customers and suppliers may experience uncertainty associated with the acquisitions, including with respect to current or future business relationships with us, Duke Midwest assets, EquiPower assets or the combined company business and may attempt to negotiate changes in existing business;

•
our, Duke Midwest assets’ and EquiPower assets’ employees may experience uncertainty about their future roles with us, which may adversely affect our, Duke Midwest assets’ and EquiPower assets’ ability to retain and hire key employees;

•	the acquisitions may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to the acquisitions; and

•
if the EquiPower Acquisition is consummated, the accelerated vesting of equity-based awards and payment of “change in control” benefits to some members of EquiPower assets’ management upon consummation of the EquiPower Acquisition could result in increased difficulty or cost in retaining EquiPower assets’ officers and employees.

Any of the above disruptions could have an adverse effect on our business, results of operations and financial condition.
Our indebtedness could adversely affect our ability in the future to raise additional capital to fund our operations. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry as well as impact our cash available for distribution.
As of September 30, 2014, we had approximately $2.1 billion of total indebtedness and approximately $1.1 billion of indebtedness net of cash. Following the completion of the debt offering, on a pro forma basis, we expect to have approximately $7.2 billion of total indebtedness. We have secured commitments for two incremental revolving credit facilities totaling $950 million, each of which is expected to close upon consummation of the respective acquisition. Our debt could have important negative consequences for our financial condition including:

•	increasing our vulnerability to general economic and industry conditions;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to enter into long-term power sales or fuel purchases which require credit support;

•	limiting our ability to fund operations or future acquisitions;

•
restricting our ability to make certain distributions with respect to our capital stock and the ability of our subsidiaries to make certain distributions to us, in light of restricted payment and other financial covenants in our credit facilities and other financing agreements;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our revolving credit facility, are at variable rates of interest;

•
limiting our ability to obtain additional financing for working capital including collateral postings, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.
We may not be successful in obtaining additional capital for these or other reasons. Furthermore, we may be unable to refinance or replace our existing indebtedness on favorable terms or at all upon the expiration or termination thereof. Our failure to obtain additional capital or enter into new or replacement financing arrangements when due may constitute a default under such existing indebtedness and may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 6—EXHIBITS
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description
1.1
Underwriting Agreement relating to the Common Stock, dated October 7, 2014, between Dynegy Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Dynegy Inc. filed on October 14, 2014 File No. 001-33443).

1.2
Underwriting Agreement relating to the Mandatory Convertible Preferred Stock, dated October 7, 2014, between Dynegy Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the underwriters(incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K of Dynegy Inc. filed on October 14, 2014 File No. 001-33443).

2.1*
Purchase and Sale Agreement by and among Duke Energy SAM, LLC and Duke Energy Commercial Enterprises, Inc., as sellers, and Dynegy Resources I, LLC, as buyer, dated as of August 21, 2014 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on August 26, 2014 File No. 001-33443).

**2.2*
Amendment to Purchase and Sale Agreement by and among Duke Energy SAM, LLC and Duke Energy Commercial Enterprises, Inc., as sellers, and Dynegy Resources I, LLC, as buyer, dated as of October 24, 2014.

2.3*
Stock Purchase Agreement by and among Energy Capital Partners II, LP, Energy Capital Partners II-A, LP, Energy Capital Partners II-B, LP, Energy Capital Partners II-C (Direct IP), LP, Energy Capital Partners II-D, LP and Energy Capital Partners II (EquiPower Co-Invest), LP, Energy Capital Partners II-C, LP, for the limited purposes set forth therein, EquiPower Resources Corp., Dynegy Resource II, LLC, and Dynegy Inc., for the limited purposes set forth therein, dated as of August 21, 2014 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Dynegy Inc. filed on August 26, 2014 File No. 001-33443).

2.4*
Stock Purchase Agreement and Agreement and Plan of Merger by and among Energy Capital Partners GP II, LP, Energy Capital Partners II, LP, Energy Capital Partners II-A, LP, Energy Capital Partners II-B, LP, Energy Capital Partners II-D, LP, Energy Capital Partners II-C (Cayman), LP, Energy Capital Partners II-C, LP, for the limited purposes set forth therein, Brayton Point Holdings, LLC, Dynegy Resource III, LLC, Dynegy Resource III-A, LLC, and Dynegy Inc., for the limited purposes set forth therein, dated as of August 21, 2014 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Dynegy Inc. filed on August 26, 2014 File No. 001-33443).

3.1	Dynegy Inc. Sixth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Dynegy Inc. filed on August 26, 2014 File No. 001-33443).
3.2
Certificate of Designations of the 5.375% Series A Mandatory Convertible Preferred Stock of Dynegy Inc., filed with the Secretary of State of the State of Delaware and effective October 14, 2014
(incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Dynegy Inc. filed on October 14, 2014 File No. 001-33443).

4.1
2019 Unit Agreement, dated October 27, 2014, among Dynegy Finance I, Inc., Dynegy Finance II, Inc. and Wilmington Trust, National Association, as unit agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

4.2
2022 Unit Agreement, dated October 27, 2014, among Dynegy Finance I, Inc., Dynegy Finance II, Inc. and Wilmington Trust, National Association, as unit agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

4.3
2024 Unit Agreement, dated October 27, 2014, among Dynegy Finance I, Inc., Dynegy Finance II, Inc. and Wilmington Trust, National Association, as unit agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

4.4
Finance I 2019 Notes Indenture, dated October 27, 2014, among Dynegy Finance I, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

4.5
Finance I 2022 Notes Indenture, dated October 27, 2014, among Dynegy Finance I, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

4.6
Finance I 2024 Notes Indenture, dated October 27, 2014, among Dynegy Finance I, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

4.7
Finance II 2019 Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

4.8
Finance II 2022 Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

4.9
Finance II 2024 Notes Indenture, dated October 27, 2014, among Dynegy Finance II, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

4.10
Registration Rights Agreement, dated October 27, 2014, among Dynegy Finance I, Inc., Dynegy Finance II, Inc. and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, RBC Capital Markets, LLC and UBS Securities LLC as representatives of the initial purchasers identified therein (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

**10.1	Third Amendment to Employment Agreement by and between Dynegy Operating Company and Carolyn J. Burke.
10.2
Guaranty, dated August 21, 2014, by Dynegy Inc., for the benefit of Duke Energy SAM, LLC and Duke Energy Commercial Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on August 26, 2014 File No. 001-33443).

10.3
Letter of Credit Reimbursement Agreement, dated as of September 18, 2014 among Dynegy Inc., Macquarie Bank Limited, and Macquarie Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on September 22, 2014 File No. 001-33443).

10.4
Purchase Agreement, dated October 10, 2014, among Dynegy Inc., Dynegy Finance I, Inc., Dynegy Finance II, Inc., the guarantors identified therein and Morgan Stanley & Co. LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on October 14, 2014 File No. 001-33443).

10.5
Escrow Agreement, dated October 27, 2014, among Dynegy Finance I, Inc., Dynegy Finance II, Inc., Wilmington Trust, National Association, as trustee under each of the indentures and Wilmington Trust, National Association, as escrow agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on October 30, 2014 File No. 001-33443).

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

DYNEGY INC.

Date:	November 6, 2014	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer