Form 10-Q
period 2016-09-30
DYNEGY INC.
filed 2016-11-02
CIK 1379895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of our class of common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 117,293,478 shares outstanding as of October 12, 2016.

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

i

PART I. FINANCIAL INFORMATION
Item 1—FINANCIAL STATEMENTS
DYNEGY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$1,458	$505
Restricted cash	85	39
Accounts receivable, net of allowance for doubtful accounts of $1 and $1, respectively	374	402
Inventory	447	597
Assets from risk management activities	73	100
Intangible assets	54	102
Prepayments and other current assets	148	187
Total Current Assets	2,639	1,932
Property, Plant and Equipment, Net	7,252	8,347
Investment in unconsolidated affiliate	173	190
Restricted cash	2,000	—
Assets from risk management activities	40	18
Goodwill	799	797
Intangible assets	28	62
Other long-term assets	93	113
Total Assets	$13,024	$11,459

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except share data)

	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$263	$292
Accrued interest	191	74
Intangible liabilities	33	85
Accrued liabilities and other current liabilities	120	125
Liabilities from risk management activities	92	103
Asset retirement obligations	45	50
Debt, current portion, net	167	80
Total Current Liabilities	911	809
Debt, long-term portion, net	9,356	7,129
Liabilities from risk management activities	69	105
Asset retirement obligations	238	230
Deferred income taxes	36	29
Intangible liabilities	39	55
Other long-term liabilities	168	183
Total Liabilities	10,817	8,540
Commitments and Contingencies (Note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized:
Series A 5.375% mandatory convertible preferred stock, $0.01 par value; 4,000,000 shares issued and outstanding, respectively	400	400
Common stock, $0.01 par value, 420,000,000 shares authorized; 128,619,600 shares issued and 117,293,478 shares outstanding at September 30, 2016; 128,228,477 shares issued and 116,902,355 outstanding at December 31, 2015	1	1
Additional paid-in capital	3,541	3,187
Accumulated other comprehensive income, net of tax	15	19
Accumulated deficit	(1,746)	(686)
Total Dynegy Stockholders’ Equity	2,211	2,921
Noncontrolling interest	(4)	(2)
Total Equity	2,207	2,919
Total Liabilities and Equity	$13,024	$11,459

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$1,184	$1,232	$3,211	$2,854
Cost of sales, excluding depreciation expense	(660)	(621)	(1,698)	(1,494)
Gross margin	524	611	1,513	1,360
Operating and maintenance expense	(218)	(219)	(695)	(580)
Depreciation expense	(163)	(174)	(494)	(413)
Impairments	(212)	(74)	(857)	(74)
General and administrative expense	(41)	(29)	(117)	(94)
Acquisition and integration costs	(7)	(8)	(8)	(121)
Other	—	—	(16)	(1)
Operating income (loss)	(117)	107	(674)	77
Earnings (losses) from unconsolidated investment	4	(4)	7	(1)
Interest expense	(166)	(145)	(449)	(413)
Other income and expense, net	29	46	60	45
Income (loss) before income taxes	(250)	4	(1,056)	(292)
Income tax benefit (expense) (Note 15)	1	(28)	(6)	473
Net income (loss)	(249)	(24)	(1,062)	181
Less: Net loss attributable to noncontrolling interest	—	—	(2)	(3)
Net income (loss) attributable to Dynegy Inc.	(249)	(24)	(1,060)	184
Less: Dividends on preferred stock	5	5	16	16
Net income (loss) attributable to Dynegy Inc. common stockholders	$(254)	$(29)	$(1,076)	$168

Earnings (Loss) Per Share (Note 18):
Basic earnings (loss) per share attributable to Dynegy Inc. common stockholders	$(1.81)	$(0.23)	$(8.54)	$1.33
Diluted earnings (loss) per share attributable to Dynegy Inc. common stockholders	$(1.81)	$(0.23)	$(8.54)	$1.31

Basic shares outstanding	140	126	126	126
Diluted shares outstanding	140	126	126	140

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(249)	$(24)	$(1,062)	$181
Other comprehensive income (loss) before reclassifications:
Actuarial gain and plan amendments (net of tax of zero, $2, zero, and $2 for each respective period)	—	13	—	8
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit (net of tax of zero for each respective period)	(2)	(1)	(4)	(3)
Other comprehensive income (loss), net of tax	(2)	12	(4)	5
Comprehensive income (loss)	(251)	(12)	(1,066)	186
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	1	(2)	(2)
Total comprehensive income (loss) attributable to Dynegy Inc.	$(251)	$(13)	$(1,064)	$188

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,062)	$181
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	494	413
Non-cash interest expense	37	25
Amortization of intangibles	17	(18)
Risk management activities	(75)	(117)
(Earnings) losses from unconsolidated investment	(7)	1
Deferred income taxes	6	(473)
Impairments	857	74
Change in value of common stock warrants	(5)	(43)
Other	1	38
Changes in working capital:
Accounts receivable, net	32	(48)
Inventory	153	(52)
Prepayments and other current assets	179	95
Accounts payable and accrued liabilities	104	227
Distributions from unconsolidated investment	1	3
Changes in restricted cash	(1)	—
Changes in non-current assets	(94)	(23)
Changes in non-current liabilities	12	19
Net cash provided by operating activities	649	302
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(259)	(171)
Acquisitions, net of cash acquired	—	(6,078)
Decrease (increase) in restricted cash	(2,045)	5,148
Distributions from unconsolidated affiliate	14	8
Other investing	10	(6)
Net cash used in investing activities	(2,280)	(1,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of debt issuance costs	2,277	57
Repayments of borrowings	(21)	(29)
Proceeds from issuance of equity, net of issuance costs	359	(6)
Preferred stock dividends paid	(16)	(17)
Interest rate swap settlement payments	(13)	(13)
Repurchase of common stock	—	(127)
Other financing	(2)	(4)
Net cash provided by (used in) financing activities	2,584	(139)
Net increase (decrease) in cash and cash equivalents	953	(936)
Cash and cash equivalents, beginning of period	505	1,870
Cash and cash equivalents, end of period	$1,458	$934
Other non-cash investing and financing activity:
Change in capital expenditures included in accounts payable	$(10)	$(6)
Non-cash consideration transferred for Acquisitions	$—	$(105)
Change in capital expenditures pursuant to an equipment financing agreement	$11	$63

See the notes to consolidated financial statements.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
IPH and its direct and indirect subsidiaries are organized into ring-fenced groups in order to maintain corporate separateness from Dynegy and its other subsidiaries. Certain of the entities in the IPH segment, including Illinois Power Generating Company (“Genco”), have an independent director whose consent is required for certain corporate actions, including material transactions with affiliates. Further, entities within the IPH segment present themselves to the public as separate entities.  They maintain separate books, records and bank accounts, and separately appoint officers.  Furthermore, they pay liabilities from their own funds, conduct business in their own names, and have restrictions on pledging their assets for the benefit of certain other persons.  These provisions restrict our ability to move cash out of these entities without meeting certain requirements as set forth in the governing documents. Genco’s $825 million Senior Notes are non-recourse to Dynegy.
Note 2—Accounting Policies
The accounting policies followed by the Company are set forth in Note 2—Summary of Significant Accounting Policies in our Form 10-K. The accompanying unaudited consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. Accounting policies for all of our operations are in accordance with GAAP. There have been no significant changes to our accounting policies during the nine months ended September 30, 2016.
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
We adopted these ASUs on January 1, 2016, on a retrospective basis affecting presentation on the unaudited consolidated balance sheets for all periods presented. Accordingly, we reclassified unamortized debt issuance costs of $3 million from Prepayments and other current assets to Debt, current portion, net and $77 million from Other long-term assets to Debt, long-term portion, net within our unaudited consolidated balance sheet as of December 31, 2015.
Consolidation. In February 2015, the FASB issued ASU 2015-02-Consolidation (Topic 810). The amendments in this ASU respond to concerns about the current accounting for consolidation of certain legal entities, in particular: (i) consolidation of limited partnerships and similar legal entities, (ii) evaluating fees paid to a decision maker or a service provider as a variable interest, (iii) the effect of fee arrangements on the primary beneficiary determination, (iv) the effect of related parties on the primary beneficiary determination, and (v) consolidation of certain investment funds. The adoption of this ASU on January 1, 2016, did not have an impact on our unaudited consolidated financial statements.
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
Accounting Standards Not Yet Adopted
Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. To reduce current and future diversity in practice, the amendments in this ASU provide guidance for several cash flow classification issues identified where current GAAP is either unclear or does not include specific guidance. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating this ASU and any potential impacts the adoption of this ASU will have on our unaudited consolidated financial statements.
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
Debt Instruments. In March 2016, the FASB issued ASU 2016-06-Derivative and Hedging: Contingent Put and Call Options in Debt Instruments. The amendments in this ASU clarify what steps are required when assessing whether the economic

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. All entities have the option of adopting the new requirements early, including adoption in an interim period. If an entity early adopts the new requirements in an interim period, it must reflect any adjustments as of the beginning of the fiscal year that includes that interim period. We are currently evaluating this ASU; however, we do not anticipate the adoption of this ASU will have a material impact on our unaudited consolidated financial statements.
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
Note 3—Acquisitions
Delta Transaction. On February 24, 2016, Atlas Power Finance, LLC (“Atlas” or the “Purchaser”), a wholly owned subsidiary of Atlas Power, LLC (“Atlas Power”), entered into a Stock Purchase Agreement, as amended and restated on June 27, 2016, (the “Delta Stock Purchase Agreement”) with GDF SUEZ Energy North America, Inc. (“GSENA”) and International Power, S.A. (the “Seller”), indirect subsidiaries of Engie S.A. Pursuant to the Delta Stock Purchase Agreement, the Purchaser will acquire approximately 9,058 MW of generation, including (i) 15 natural gas-fired facilities located in Illinois, Massachusetts, New Jersey, Ohio, Pennsylvania, Texas, Virginia, and West Virginia, (ii) one coal-fired facility in Texas, and (iii) one waste coal-fired facility in Pennsylvania for a base purchase price of approximately $3.3 billion in cash, subject to certain adjustments (the “Delta Transaction”).
On June 27, 2016, a wholly owned subsidiary of Dynegy acquired the 35 percent interest in Atlas Power (the “ECP Buyout”) held by certain affiliated investment funds of Energy Capital Partners III, LLC (the “ECP Funds”). As a result, Atlas Power became an indirect wholly owned subsidiary of Dynegy. In accordance with the agreement with Energy Capital Partners (“ECP”), Dynegy will pay ECP $375 million (the “ECP Buyout Price”) on the later of December 31, 2016, or three months after the closing of the Delta Transaction (the “First Payment Date”). Alternatively, Dynegy may pay the ECP Buyout Price after the

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

First Payment Date, but in such case, the ECP Buyout Price would be subject to quarterly escalation up to a maximum of $468.5 million. Dynegy intends to pay the buyout price at or prior to the First Payment Date.
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
The Delta Stock Purchase Agreement includes customary representations, warranties and covenants by the parties. The Delta Transaction is subject to various closing conditions, including (i) expiration of the applicable waiting period, which was received on April 1, 2016, under the Hart-Scott-Rodino Act; (ii) obtaining required approvals from the FERC and the Public Utility Commission of Texas, the latter of which was received on July 20, 2016; (iii) no injunction or other orders preventing the consummation of the transactions contemplated under the Delta Stock Purchase Agreement; (iv) the completion of GSENA’s internal reorganization in all material respects in accordance with an exhibit attached to the Delta Stock Purchase Agreement; (v) the continuing accuracy of each party’s representations and warranties, and (vi) the satisfaction of other customary conditions. On June 8, 2016, we received a letter from FERC requesting additional information, to which we have responded. We expect the Delta Transaction to close in the fourth quarter of 2016 after satisfaction or waiver of these closing conditions.
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
Dynegy intends to use the net proceeds associated with the PIPE Transaction, the TEUs, the Tranche C Term Loan, borrowings under its revolving credit facilities, and cash-on-hand to fund the Delta Transaction and pay related fees and expenses.
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
To fair value working capital, we used available market information. Asset retirement obligations (“AROs”) were recorded in accordance with ASC 410, Asset Retirement and Environmental Obligations. To fair value the acquired property, plant and equipment (“PP&E”), we used a discounted cash flow (“DCF”) analysis based upon a debt-free, free cash flow model.  The DCF model was created for each power generation facility based on its remaining useful life, and included gross margin forecasts for each facility using forward commodity market prices obtained from third party quotations for the years 2015 and 2016.  For the years 2017 through 2024, we used gross margin forecasts based upon commodity and capacity price curves developed internally using forward New York Mercantile Exchange natural gas prices and supply and demand factors.  For periods beyond 2024, we assumed a 2.5 percent growth rate. We also used management’s forecasts of operations and maintenance expense, general and administrative expense, and capital expenditures for the years 2015 through 2019 and assumed a 2.5 percent growth rate, based upon management’s view of future conditions, thereafter. The resulting cash flows were then discounted using plant specific discount rates of approximately 8 percent to 10 percent for gas-fired generation facilities and approximately 9 percent to 13 percent for coal-fired generation facilities, based upon the asset’s age, efficiency, region, and years until retirement. Contracts with terms that were not at current market prices were also valued using a DCF analysis.  The cash flows generated by the contracts were compared with their cash flows based on current market prices with the resulting difference recorded as either an intangible asset or liability. The 3,460,053 shares of common stock of Dynegy, issued as part of the consideration for the EquiPower Acquisition, were valued at approximately $105 million based on the closing price of Dynegy’s common stock on the EquiPower Closing Date.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

As of June 30, 2016, we completed our valuation of the assets acquired and liabilities assumed in connection with the Acquisitions. The following table summarizes the consideration paid and the fair value amounts recognized for the assets acquired and liabilities assumed related to the EquiPower Acquisition and Duke Midwest Acquisition, as of the respective acquisition dates, April 1, 2015 and April 2, 2015:

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
No acquisition costs related to the Acquisitions were incurred during the three and nine months ended September 30, 2016. We incurred acquisition costs of $1 million and $86 million related to the Acquisitions for the three and nine months ended September 30, 2015, respectively. These acquisition costs are included in Acquisition and integration costs in our unaudited consolidated statements of operations.
Revenues of $543 million and $1,675 million and operating loss of $34 million and income of $146 million, attributable to the Acquisitions, are included in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016, respectively. Revenues of $626 million and $1,128 million and operating income of $120 million and $190 million, attributable to the Acquisitions, are included in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2015, respectively.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Pro Forma Results. The unaudited pro forma financial results for the nine months ended September 30, 2015 assume the EquiPower Acquisition and the Duke Midwest Acquisition occurred on January 1, 2014. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisitions been completed as of January 1, 2014, nor are they indicative of future results of operations.

(amounts in millions)	Nine Months Ended September 30, 2015
Revenues	$3,844
Net income	$442
Net loss attributable to noncontrolling interests	$(3)
Net income attributable to Dynegy Inc.	$445
Note 4—Unconsolidated Investment
Equity Method Investment
In connection with the EquiPower Acquisition, we acquired a 50 percent interest in Elwood Energy LLC, a limited liability company (“Elwood Energy”) and Elwood Expansion LLC, a limited liability company (“Elwood Expansion” and, together with Elwood Energy, “Elwood”).  Elwood Energy owns a 1,580 MW natural gas-fired facility located in Elwood, Illinois. At September 30, 2016 and December 31, 2015, our equity method investment included in our unaudited consolidated balance sheets was $173 million and $190 million, respectively. Upon the acquisition of our Elwood investment, we recognized basis differences in the net assets of approximately $89 million related to working capital, PP&E, debt, and intangibles. These basis differences are being amortized over their respective useful lives. Our risk of loss related to our equity method investment is limited to our investment balance. Holders of the debt of our unconsolidated investment do not have recourse to us and our other subsidiaries.
For the three and nine months ended September 30, 2016, we recorded $4 million and $7 million in equity earnings related to our investment in Elwood, respectively. For the three and nine months ended September 30, 2015, we recorded $4 million and $1 million in equity losses related to our investment in Elwood, respectively. These equity earnings (losses) are included in Earnings (losses) from unconsolidated investment in our unaudited consolidated statements of operations.
For the nine months ended September 30, 2016, we received a distribution of $15 million, of which $14 million was considered a return of investment. For the nine months ended September 30, 2015, we received a distribution of $11 million, of which $8 million was considered a return of investment. At September 30, 2016 and December 31, 2015, we have $10 million and $3 million in accounts receivable due from Elwood, respectively, which is included in Accounts receivable, net in our unaudited consolidated balance sheets.
On March 28, 2016, Dynegy Marketing and Trade, LLC (“DMT”), a subsidiary of Dynegy, entered into (i) an Asset Management Agreement and (ii) a Fuel Supply and Fuel Management Services Agreement with Elwood Energy.  Under these agreements, DMT provides gas supply and management services to meet Elwood Energy’s fuel supply requirements.  For the three and nine months ended September 30, 2016, we recorded $15 million and $27 million in revenues related to these agreements, respectively, which is reflected in Revenues in our unaudited consolidated statements of operations.
On August 3, 2016, Dynegy announced that it has entered into an agreement to sell its 50 percent equity interest in the Elwood Energy facility in Elwood, IL, to J-Power USA Development Co. Ltd. for approximately $173 million (“the Elwood Sale”). Under the agreement, Elwood will not make distributions to its members prior to the closing of the Elwood Sale. As a result, we recorded an impairment charge of $9 million to Impairments in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016, to write down our investment in Elwood to the sales price. Additionally, approximately $35 million of previously posted collateral will be returned to Dynegy at closing. Upon approval from the FERC, the sale is expected to close in the fourth quarter of 2016.
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
 Quantitative Disclosures Related to Financial Instruments and Derivatives
As of September 30, 2016, we had net purchases and sales of derivative contracts outstanding in the following quantities:

Contract Type	Quantity	Unit of Measure	Fair Value (1)
(dollars and quantities in millions)	Purchases (Sales)		Asset (Liability)
Commodity contracts:
Electricity derivatives (2)	(58)	MWh	$25
Electricity basis derivatives (3)	(30)	MWh	$(8)
Natural gas derivatives (2)	362	MMBtu	$(64)
Natural gas basis derivatives	64	MMBtu	$(22)
Coal derivatives (4)	—	Metric Ton	$(7)
Emissions derivatives	5	Metric Ton	$(5)
Interest rate swaps	771	U.S. Dollar	$(40)
Common stock warrants (5)	16	Warrant	$(2)
__________________________________________

(1)	Includes both asset and liability risk management positions but excludes margin and collateral netting of $73 million.

(2)	Mainly comprised of swaps, options, and physical forwards.

(3)	Comprised of FTRs and swaps.

(4)	Our net position rounds to less than 1 million tons.

(5)	Each warrant is convertible into one share of Dynegy common stock.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Derivatives on the Balance Sheet.  The following tables present the fair value and balance sheet classification of derivatives in our unaudited consolidated balance sheets as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, there were no gross amounts available to be offset that were not offset in our unaudited consolidated balance sheets.

		September 30, 2016
			Gross amounts offset in the balance sheet
Contract Type	Location on Balance Sheet	Gross Fair Value	Contract Netting	Collateral or Margin Received or Paid	Net Fair Value
(amounts in millions)
Derivative assets:
Commodity contracts	Assets from risk management activities	$351	$(238)	$—	$113
Total derivative assets		$351	$(238)	$—	$113

Derivative liabilities:
Commodity contracts	Liabilities from risk management activities	$(432)	$238	$73	$(121)
Interest rate contracts	Liabilities from risk management activities	(40)	—	—	(40)
Common stock warrants	Other long-term liabilities	(2)	—	—	(2)
Total derivative liabilities		$(474)	$238	$73	$(163)
Total derivatives		$(123)	$—	$73	$(50)

		December 31, 2015
			Gross amounts offset in the balance sheet
Contract Type	Location on Balance Sheet	Gross Fair Value	Contract Netting	Collateral or Margin Received or Paid	Net Fair Value
(amounts in millions)
Derivative assets:
Commodity contracts	Assets from risk management activities	$403	$(285)	$—	$118
Total derivative assets		$403	$(285)	$—	$118

Derivative liabilities:
Commodity contracts	Liabilities from risk management activities	$(557)	$285	$106	$(166)
Interest rate contracts	Liabilities from risk management activities	(42)	—	—	(42)
Common stock warrants	Other long-term liabilities	(7)	—	—	(7)
Total derivative liabilities		$(606)	$285	$106	$(215)
Total derivatives		$(203)	$—	$106	$(97)
Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to worsen, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. As of September 30, 2016, the aggregate fair value of all commodity derivative instruments containing credit-risk-related contingent features which are in a liability position and not fully collateralized is $26 million for which we have posted $12 million in collateral. Transactions with our clearing brokers are excluded as they are fully collateralized. Our remaining derivative instruments do not have credit-related collateral contingencies as they are included within our first-lien collateral program.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

The following table summarizes our cash collateral posted as of September 30, 2016 and December 31, 2015, within Prepayments and other current assets in our unaudited consolidated balance sheets and the amount applied against short-term risk management activities:

Location on Balance Sheet	September 30, 2016	December 31, 2015
(amounts in millions)
Gross collateral posted with counterparties	$119	$162
Less: Collateral netted against risk management liabilities	73	106
Net collateral within Prepayments and other current assets	$46	$56
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
Our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 include the impact of derivative financial instruments as presented below:

Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
(amounts in millions)
Commodity contracts	Revenues	$(27)	$48	$188	$120
Interest rate contracts	Interest expense	$1	$(9)	$(11)	$(17)
Common stock warrants	Other income and (expense), net	$4	$45	$5	$43
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

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and are presented on a gross basis before consideration of amounts netted under master netting agreements and the application of collateral and margin paid:

	Fair Value as of September 30, 2016
(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$248	$38	$286
Natural gas derivatives	—	51	10	61
Emissions derivatives	—	3	—	3
Coal derivatives	—	—	1	1
Total assets from commodity risk management activities	$—	$302	$49	$351
Liabilities:				.
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(221)	$(48)	$(269)
Natural gas derivatives	—	(123)	(24)	(147)
Emissions derivatives	—	(8)	—	(8)
Coal derivatives	—	(8)	—	(8)
Total liabilities from commodity risk management activities	—	(360)	(72)	(432)
Liabilities from interest rate contracts	—	(40)	—	(40)
Liabilities from outstanding common stock warrants	(2)	—	—	(2)
Total liabilities	$(2)	$(400)	$(72)	$(474)

	Fair Value as of December 31, 2015
(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$308	$40	$348
Natural gas derivatives	—	40	2	42
Coal derivatives	—	10	3	13
Total assets from commodity risk management activities	$—	$358	$45	$403
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(267)	$(58)	$(325)
Natural gas derivatives	—	(158)	(34)	(192)
Diesel derivatives	—	(4)	—	(4)
Coal derivatives	—	(35)	(1)	(36)
Total liabilities from commodity risk management activities	—	(464)	(93)	(557)
Liabilities from interest rate contracts	—	(42)	—	(42)
Liabilities from outstanding common stock warrants	(7)	—	—	(7)
Total liabilities	$(7)	$(506)	$(93)	$(606)
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
Sensitivity to Changes in Significant Unobservable Inputs for Level 3 Valuations. The significant unobservable inputs used in the fair value measurement of our commodity instruments categorized within Level 3 of the fair value hierarchy include estimates of forward congestion, power price spreads, natural gas and coal pricing, and the difference between our plant locational prices to liquid hub prices. Power price spreads, natural gas and coal pricing, and the difference between our plant locational prices to liquid hub prices are generally based on observable markets where available, or derived from historical prices and forward market prices from similar observable markets when not available. Increases in the price of the spread on a buy or sell position in isolation would result in a higher/lower fair value measurement. The significant unobservable inputs used in the valuation of Dynegy’s contracts classified as Level 3 as of September 30, 2016 are as follows:

Transaction Type	Quantity	Unit of Measure	Net Fair Value	Valuation Technique	Significant Unobservable Input	Significant Unobservable Input Range
(dollars in millions)
Electricity derivatives:
Forward contracts—power (1)	(10)	Million MWh	$(7)	Basis spread + liquid location	Basis spread	$5.00 - $7.00
FTRs	(26)	Million MWh	$(3)	Historical congestion	Forward price	$0 - $6.00
Natural gas derivatives (1)	78	Million MMBtu	$(14)	Illiquid location fixed price	Forward price	$1.05 - $1.35
Coal derivatives (1)	—	Thousand Tons	$1	Illiquid location fixed price	Forward price	$6.10 - $7.45
__________________________________________

(1)	Represents forward financial and physical transactions at illiquid pricing locations.
The following tables set forth a reconciliation of changes in the fair value of financial instruments classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30, 2016
(amounts in millions)	Electricity Derivatives	Natural Gas Derivatives	Coal Derivatives	Total
Balance at June 30, 2016	$(24)	$(15)	$1	$(38)
Total gains (losses) included in earnings	9	(4)	1	6
Settlements (1)	5	5	(1)	9
Balance at September 30, 2016	$(10)	$(14)	$1	$(23)
Unrealized gains (losses) relating to instruments held as of September 30, 2016	$9	$(4)	$1	$6

	Nine Months Ended September 30, 2016
(amounts in millions)	Electricity Derivatives	Natural Gas Derivatives	Coal Derivatives	Total
Balance at December 31, 2015	$(18)	$(32)	$2	$(48)
Total gains included in earnings	4	—	—	4
Settlements (1)	4	18	(1)	21
Balance at September 30, 2016	$(10)	$(14)	$1	$(23)
Unrealized gains relating to instruments held as of September 30, 2016	$4	$—	$—	$4

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
Gains and losses recognized for Level 3 recurring items are included in Revenues in our unaudited consolidated statements of operations for commodity derivatives.  We believe an analysis of commodity instruments classified as Level 3 should be undertaken with the understanding that these items generally serve as economic hedges of our power generation portfolio.  We did not have any transfers between Level 1, Level 2, and Level 3 for the three and nine months ended September 30, 2016 and 2015.
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
During the nine months ended September 30, 2016, as a result of impairment testing, we measured our Baldwin and Stuart facilities at fair value. See Note 9—Property, Plant and Equipment for further discussion. During the three and nine months ended September 30, 2015, we fair valued the EquiPower and Duke Midwest acquisitions. See Note 3—Acquisitions for further discussion. Each of these valuations is classified as Level 3 within the fair value hierarchy.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Fair Value of Financial Instruments.  The following table discloses the fair value of financial instruments recognized in our unaudited consolidated balance sheets.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of September 30, 2016 and December 31, 2015, respectively.

		September 30, 2016		December 31, 2015
(amounts in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Dynegy Inc.:
6.75% Senior Notes, due 2019 (1)	Level 2	$(2,081)	$(2,168)	$(2,077)	$(1,985)
Tranche B-2 Term Loan, due 2020 (1)	Level 2	$(762)	$(779)	$(766)	$(754)
7.375% Senior Notes, due 2022 (1)	Level 2	$(1,731)	$(1,724)	$(1,729)	$(1,531)
5.875% Senior Notes, due 2023 (1)	Level 2	$(492)	$(450)	$(491)	$(404)
7.625% Senior Notes, due 2024 (1)	Level 2	$(1,236)	$(1,225)	$(1,235)	$(1,078)
7.00% Amortizing Notes, due 2019 (TEUs) (1)	Level 2	$(84)	$(88)	$—	$—
Forward capacity agreement (1)	Level 3	$(203)	$(203)	$—	$—
Inventory financing agreements	Level 3	$(136)	$(135)	$(136)	$(137)
Equipment financing agreements (1)	Level 3	$(75)	$(75)	$(61)	$(61)
Interest rate derivatives	Level 2	$(40)	$(40)	$(42)	$(42)
Commodity-based derivative contracts (2)	Various	$(81)	$(81)	$(154)	$(154)
Common stock warrants	Level 1	$(2)	$(2)	$(7)	$(7)
Dynegy Finance IV, Inc.:
Tranche C Term Loan, due 2023 (1)	Level 2	$(1,995)	$(2,015)	$—	$—
Genco:
7.00% Senior Notes Series H, due 2018 (1)	Level 2	$(284)	$(119)	$(276)	$(204)
6.30% Senior Notes Series I, due 2020 (1)	Level 2	$(218)	$(99)	$(213)	$(148)
7.95% Senior Notes Series F, due 2032 (1)	Level 2	$(226)	$(107)	$(225)	$(162)
__________________________________________

(1)	Carrying amounts include unamortized discounts and debt issuance costs. Please read Note 13—Debt for further discussion.

(2)	Carrying amounts exclude $73 million and $106 million of cash posted as collateral, as of September 30, 2016 and December 31, 2015, respectively.
Note 7—Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, by component, are as follows:

	Nine Months Ended September 30,
(amounts in millions)	2016	2015
Beginning of period	$19	$20
Other comprehensive income (loss) before reclassifications:
Actuarial gain and plan amendments (net of tax of zero and $2, respectively)	—	7
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit (net of tax of zero and zero, respectively) (1)	(4)	(3)
Net current period other comprehensive income (loss), net of tax	(4)	4
End of period	$15	$24
__________________________________________

(1)
Amounts are associated with our defined benefit pension and other post-employment benefit plans and are included in the computation of net periodic pension cost (gain). Please read Note 16—Pension and Other Post-Employment Benefit Plans for further discussion.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Note 8—Inventory
A summary of our inventories is as follows:

(amounts in millions)	September 30, 2016	December 31, 2015
Materials and supplies	$183	$178
Coal (1)	233	350
Fuel oil (1)	17	17
Emissions allowances (2)	14	51
Other	—	1
Total	$447	$597
__________________________________________

(1)
At September 30, 2016, approximately $47 million and $16 million of the coal and fuel oil inventory, respectively, are part of an inventory financing agreement. At December 31, 2015, approximately $44 million and $16 million of the coal and fuel oil inventory, respectively, were part of an inventory financing agreement. Please read Note 13—Debt—Brayton Point Inventory Financing for further discussion.

(2)
At September 30, 2016 and December 31, 2015, a portion of this inventory was held as collateral by one of our counterparties as part of an inventory financing agreement. Please read Note 13—Debt—Emissions Repurchase Agreements for further discussion.

Note 9—Property, Plant and Equipment
A summary of our property, plant and equipment is as follows:

(amounts in millions)	September 30, 2016	December 31, 2015
Power generation	$7,481	$8,178
Buildings and improvements	938	956
Office and other equipment	103	101
Property, plant and equipment	8,522	9,235
Accumulated depreciation	(1,270)	(888)
Property, plant and equipment, net	$7,252	$8,347
Impairments
Stuart. In the third quarter 2016, we held strategic discussions with our partners, including the operator, concerning changes to our long term views of required maintenance and environmental capital expenditures, as well as discussing the profitability of the facility. As a result of these discussions, combined with consistently poor reliability and a determination that the facility would experience recurring negative cash flows, we concluded the facility will not recover its book value, thereby failing the recoverability step of an impairment analysis. Due to the recurring nature of the forecasted negative cash flows, we fair valued the asset at zero, resulting in an impairment charge of $55 million recorded to Impairments in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016. The valuation is classified as Level 3 within the fair value hierarchy.
Newton. On September 2, 2016, IPH and Ameren Energy Medina Valley Cogen, LLC filed a motion with the IPCB to terminate the variance from the SO2 annual emission rate limits provided in the Illinois Multi-Pollutant Standards (“MPS”). IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the MPS SO2 limits, thereby eliminating the need for the variance. As a result, the FGD systems construction project at our Newton generation facility was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance. Capitalized costs not yet placed into service related to the project of $148 million were written-off and recorded to Impairments in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Baldwin. On May 3, 2016, Dynegy announced the shutdown of Units 1 and 3 at its Baldwin power generation facility in Baldwin, Illinois over the next year. This decision was made after the units failed to recover their basic operating costs in the most recent MISO auction. On October 17, 2016, we shut down Baldwin Unit 3. Due to bilateral sales of incremental capacity for Planning Year 2017-2018, we will continue to operate Baldwin Unit 1 through the next Planning Year. As a result of these shutdowns, we performed an impairment analysis on all our MISO plants. We performed step one of the impairment analysis using undiscounted cash flows for the estimated useful lives of the facilities and determined the book value of the Baldwin facility would not be recovered. We performed step two of the impairment analysis using a DCF model, utilizing a 13 percent discount rate, and assuming normal operations for the estimated useful lives of the facilities. For the model, gross margin was based on forward commodity market prices obtained from third party quotations for the years 2016 through 2018. For the years 2019 through 2025, we used commodity and capacity price curves developed internally utilizing supply and demand factors. We also used management’s forecasts of operations and maintenance expense, general and administrative expense, and capital expenditures for the years 2016 through 2025 and assumed a 2.5 percent growth rate thereafter, based upon management’s view of future conditions. The model resulted in a fair value of the Baldwin facility of $97 million, resulting in an impairment charge of $645 million recorded to Impairments in our unaudited consolidated statements of operations for the nine months ended September 30, 2016. The valuation is classified as Level 3 within the fair value hierarchy.
Wood River. In the third quarter 2015, we impaired the book value of our Wood River facility and recorded a charge of $74 million to Impairments in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2015. Please read Note 9—Property, Plant and Equipment in our Form 10-K for further discussion.
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
The following tables present the ownership interests of the jointly owned facilities as of September 30, 2016 and December 31, 2015 included in our unaudited consolidated balance sheets. Each facility is co-owned with one or more other generation companies.

	September 30, 2016
(dollars in millions)	Ownership Interest	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress	Total
Miami Fort	64.0%	$206	$(33)	$3	$176
Stuart (1)	39.0%	$—	$—	$—	$—
Conesville (1)	40.0%	$61	$(2)	$5	$64
Zimmer	46.5%	$116	$(21)	$4	$99
Killen (1)	33.0%	$18	$(1)	$2	$19

	December 31, 2015
(dollars in millions)	Ownership Interest	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress	Total
Miami Fort	64.0%	$207	$(16)	$3	$194
Stuart (1)	39.0%	$32	$(4)	$20	$48
Conesville (1)	40.0%	$61	$(2)	$4	$63
Zimmer	46.5%	$99	$(10)	$11	$100
Killen (1)	33.0%	$17	$(1)	$2	$18
__________________________________________

(1)	Facilities not operated by Dynegy.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

In the third quarter 2016, we impaired the book value of the jointly owned Stuart facility and recorded a charge of $55 million to Impairments in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016. Please read Note 9—Property, Plant and Equipment for further discussion.
Note 11—Intangible Assets and Liabilities
The following table summarizes the components of our intangible assets and liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Electricity contracts	$260	$(187)	$73	$260	$(126)	$134
Gas transport contracts	46	(37)	9	46	(16)	30
Total intangible assets	$306	$(224)	$82	$306	$(142)	$164

Intangible Liabilities:
Electricity contracts	$(28)	$26	$(2)	$(30)	$19	$(11)
Coal contracts	(93)	76	(17)	(134)	82	(52)
Coal transport contracts	(104)	85	(19)	(104)	64	(40)
Gas transport contracts	(41)	7	(34)	(64)	27	(37)
Total intangible liabilities	$(266)	$194	$(72)	$(332)	$192	$(140)
Intangible assets and liabilities, net	$40	$(30)	$10	$(26)	$50	$24
The following table presents our amortization expense (revenue) of intangible assets and liabilities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Electricity contracts, net (1)	$19	$21	$52	$53
Coal contracts, net (2)	(9)	(19)	(32)	(42)
Coal transport contracts, net (2)	(7)	(9)	(21)	(24)
Gas transport contracts, net (2)	1	(2)	18	(5)
Total	$4	$(9)	$17	$(18)
__________________________________________

(1)	The amortization of these contracts is recognized in Revenues in our unaudited consolidated statements of operations.

(2)	The amortization of these contracts is recognized in Cost of sales in our unaudited consolidated statements of operations.
Note 12—Tangible Equity Units
On June 21, 2016, we issued 4.6 million, 7 percent TEUs at $100 per unit and received proceeds of $446 million, net of issuance costs of $14 million. During the third quarter of 2016, we incurred an additional $3 million in issuance costs.
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

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

We allocated the proceeds from the issuance of the TEUs, including other fees and expenses, to equity and debt based on the relative fair value of the respective components of each TEU as follows:

(in millions, except price per TEU)	SPC	Amortizing Note	Total
Price per TEU	$81	$19	$100

Gross proceeds	$373	$87	$460
Less: Issuance costs	(14)	(3)	(17)
Net proceeds	$359	$84	$443
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

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Note 13—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	September 30, 2016	December 31, 2015
Secured Obligations:
Dynegy Inc.:
Tranche B-2 Term Loan, due 2020	$774	$780
Revolving Facility	—	—
Forward Capacity Agreement	219	—
Inventory Financing Agreements	136	136
Dynegy Finance IV, Inc.:
Tranche C Term Loan, due 2023 (1)	2,000	—
Subtotal secured obligations	3,129	916
Unsecured Obligations:
Dynegy Inc.:
7.00% Amortizing Notes, due 2019 (TEUs)	87	—
6.75% Senior Notes, due 2019	2,100	2,100
7.375% Senior Notes, due 2022	1,750	1,750
5.875% Senior Notes, due 2023	500	500
7.625% Senior Notes, due 2024	1,250	1,250
Equipment Financing Agreements	100	75
Subtotal unsecured obligations	5,787	5,675
Total Dynegy Inc. and Dynegy Finance IV, Inc.	8,916	6,591
Genco Unsecured Obligations:
7.00% Senior Notes Series H, due 2018	300	300
6.30% Senior Notes Series I, due 2020	250	250
7.95% Senior Notes Series F, due 2032	275	275
Total Genco (2)	825	825
Total debt obligations	9,741	7,416
Unamortized debt discounts and issuance costs (3)	(218)	(207)
	9,523	7,209
Less: Current maturities, including unamortized debt discounts and issuance costs, net	167	80
Total Long-term debt	$9,356	$7,129
__________________________________________

(1)
At September 30, 2016, the Tranche C Term Loan, under the Finance IV Credit Agreement, was secured by first-priority liens on amounts in the applicable escrow account which was classified as long-term Restricted cash in our unaudited consolidated balance sheet. Upon the closing of the Delta Transaction, this debt obligation will become Dynegy Inc.’s secured obligation. Please read Finance IV Credit Agreement below for further discussion.

(2)
On October 14, 2016, we entered into a restructuring support agreement (“RSA”) with Genco and an ad hoc group of Genco bondholders (the “Ad Hoc Group”) to restructure the Genco Senior Notes. See Note 21—Subsequent Events—Genco Debt Restructure for further discussion.

(3)	Includes $97 million and $111 million of unamortized debt discounts as of September 30, 2016 and December 31, 2015, respectively, relating to the Genco unsecured obligations.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Credit Agreement and Finance IV Credit Agreement
As of September 30, 2016, we had a $2.225 billion credit agreement, as amended, that consisted of (i) an $800 million seven-year senior secured term loan facility (the “Tranche B-2 Term Loan”) and (ii) $1.425 billion in senior secured revolving credit facilities (the “Revolving Facility,” and collectively with the Tranche B-2 Term Loan the “Credit Agreement”). Additionally, we had a $2.0 billion, seven-year senior Tranche C Term Loan, under the Finance IV Credit Agreement, as defined below.
At September 30, 2016, there were no amounts drawn on the Revolving Facility; however, we had outstanding letters of credit (“LCs”) of approximately $327 million, which reduce the amount available under the Revolving Facility. The Credit Agreement contains customary events of default and affirmative and negative covenants, subject to certain specified exceptions, including a Senior Secured Leverage Ratio (as defined in the Credit Agreement) calculated on a rolling four quarters basis. Based on the calculation outlined in the Credit Agreement, we are in compliance as of September 30, 2016.
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
Escrow Agreement. On the Term Loan Closing Date, Finance IV borrowed the full amount of the Tranche C Term Loan and placed the net proceeds into an escrow account (the “Escrow Account”). Additionally, Dynegy initially contributed $70 million into escrow so that the aggregate funds in the Escrow Account would be sufficient to repay the Tranche C Term Loan plus any interest that may accrue for a period of six months from the Term Loan Closing Date. Pursuant to the Escrow Agreement, interest payments on the Tranche C Term Loan will be paid from the amounts in the escrow account until the release of funds on the Escrow Release Date. To date, $26 million has been released from escrow for interest payments. As of September 30, 2016, we had $2.0 billion classified as long-term Restricted cash and $45 million classified as short-term Restricted cash in our unaudited consolidated balance sheet related to the Escrow Agreement. The $45 million includes a payment to the escrow account of (i) $25 million of remaining pre-funded interest and interest income earned, and (ii) $20 million of pre-funded original issue discount which is contingent upon the closing of the Delta Transaction.
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

tranches of revolving commitments including: (a) a $475 million tranche which will mature on April 23, 2018, (b) a $350 million tranche which will mature April 1, 2020, and (c) a $675 million tranche, which includes the Incremental Tranche B Revolver and will mature on April 2, 2020.
Interest Rate Swaps. During 2013, we amended our interest rate swaps to more closely match the terms of our Tranche B-2 Term Loan. The swaps have an aggregate notional value of approximately $771 million at an average fixed rate of 3.19 percent with a floor of one percent, and expire during the second quarter of 2020. In lieu of paying the breakage fees related to terminating the old swaps and issuing the new swaps, the costs were incorporated into the terms of the new swaps. As a result, any cash flows related to the settlement of the swaps are reflected as a financing activity in our unaudited consolidated statements of cash flows.
Letter of Credit Facilities
Dynegy has an LC Reimbursement Agreement with an issuing bank, and its affiliate (the “Lender”), for an LC in an amount not to exceed $55 million. The facility expires in September 2017. At September 30, 2016, there was $55 million outstanding under this LC.
Illinois Power Marketing Company (“IPM”) has LC and reimbursement agreements with issuing banks in which the issuing banks agree to issue standby LCs in stated amounts not to exceed $50 million, in aggregate, to support performance obligations and other general corporate activities of IPM and IPRG. As of September 30, 2016, there were $30 million in LCs outstanding under these facilities. One of the IPM LC facilities is fully collateralized by cash, and as of September 30, 2016, IPM had $19 million deposited with the issuing bank.
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
As of September 30, 2016, there was $58 million outstanding under this agreement. Both the debt obligation related to coal and the base level of fuel oil, as well as the line of credit, bear interest at an annual interest rate of the 3-month LIBOR plus 5.6 percent. An availability fee is calculated on a per annum rate of 0.25 percent. Additionally, we had collateral postings of approximately $3 million. The Inventory Financing Agreement terminates, and the remaining obligation, if any, becomes due and payable, on May 31, 2017.
Emissions Repurchase Agreements. In August 2015, we entered into two repurchase transactions with a third party in which we sold approximately $78 million of RGGI inventory and received cash. We are obligated to repurchase a portion of the inventory in February 2017 and the remaining inventory in February 2018 at a specified price with an annualized carry cost of approximately 3.49 percent. As of September 30, 2016, there was $78 million, in aggregate, outstanding under these agreements.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Amortizing Notes
On June 21, 2016, in connection with the issuance of the TEUs, Dynegy issued the Amortizing Notes with a principal amount of approximately $87 million. The Amortizing Notes mature on July 1, 2019. Each installment payment of $1.75 (or, in the case of the installment payment due on October 1, 2016, $1.94) per Amortizing Note will be paid in cash and will constitute a partial repayment of principal and a payment of interest, computed at an annual rate of 7 percent. Interest will be calculated on the basis of a 360 day year consisting of twelve 30 day months. Payments will be applied first to the interest due and payable and then to the reduction of the unpaid principal amount, allocated as set forth in the Indenture. Please read Note 12—Tangible Equity Units for further discussion.
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
Dynegy Senior Notes
As of September 30, 2016, we had $5.6 billion in senior notes that consisted of (i) $2.1 billion, 6.75 percent senior notes, due 2019, (ii) $1.75 billion, 7.375 percent senior notes, due 2022, (iii) $500 million, 5.875 percent senior notes, due 2023, and (iv) $1.25 billion, 7.625 percent senior notes, due 2024 (collectively, the “Senior Notes”).
On October 11, 2016, Dynegy issued in a private placement transaction $750 million of 8 percent unsecured senior notes due 2025. See Note 21—Subsequent Events—2025 Senior Notes for further discussion.
Equipment Financing Agreements
Under certain of our contractual service agreements in which we receive maintenance and capital improvements for our gas-fueled generation fleet, we have obtained parts and equipment intended to increase the output, efficiency, and availability of our generation units. We have financed these parts and equipment under agreements with maturities ranging from 2017 to 2025. The portion of future payments attributable to principal will be classified as cash outflows from financing activities, and the portion of future payments attributable to interest will be classified as cash outflows from operating activities in our unaudited consolidated statements of cash flows. The related assets were recorded at the net present value of the payments of $75 million. The $25 million discount is currently amortized as interest expense over the life of the payments.
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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

Based on September 30, 2016 calculations, Genco did not meet the ratios required for Genco to pay dividends and borrow additional funds from external, third-party sources.
On October 14, 2016, we entered into an RSA with Genco and the Ad Hoc Group to restructure the Genco Senior Notes. See Note 21—Subsequent Events—Genco Debt Restructure for further discussion. As a result of this restructure, Moody’s downgraded Genco’s Senior Unsecured credit rating from Caa3 to Ca.
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
Illinova Generating Company Arbitration. In May 2007, our subsidiary Illinova Generating Company (“IGC”) received an adverse award in an arbitration brought by Ponderosa Pine Energy, LLC (“PPE”). The award required IGC to pay PPE $17 million, which IGC paid in June 2007 under protest while simultaneously seeking to vacate the award. On May 23, 2014, the Texas Supreme Court vacated the arbitration award based upon the evident partiality of one of the arbitrators. On November 20, 2014, PPE initiated a new arbitration against IGC and its co-respondents, but the Dallas District Court enjoined the arbitration from proceeding against IGC while any dispute over IGC’s $17 million payment remains pending. On December 16, 2014, the Dallas District Court entered a judgment requiring the return of the $17 million to IGC and an additional $2.5 million payment to IGC for interest. PPE paid the $17 million principal and the $2.5 million in interest to IGC. On July 14, 2016, the Dallas Court of Appeals affirmed the judgment. PPE’s deadline to appeal the judgment to the Texas Supreme Court has expired. We recognized a gain of $20 million which is included in Other income and expense, net in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2016.
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
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

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
CAA Notices of Violation. In December 2014, the EPA issued an NOV alleging violation of opacity standards at the Zimmer facility, which we co-own and operate. The EPA previously had issued NOVs to Zimmer in 2008 and 2010 alleging violations of the CAA, the Ohio SIP, and the station’s air permits involving standards applicable to opacity, sulfur dioxide, sulfuric acid mist, and heat input. The NOVs remain unresolved. In December 2014, the EPA also issued NOVs alleging violations of opacity standards at the Stuart and Killen facilities, which we jointly own but do not operate.
Edwards CAA Citizen Suit. In April 2013, environmental groups filed a CAA citizen suit in the U.S. District Court for the Central District of Illinois alleging violations of opacity and particulate matter limits at our IPH segment’s Edwards facility. In August 2016, the District Court granted the plaintiffs’ motion for summary judgment on certain liability issues. We have filed a motion seeking interlocutory appeal of the court’s summary judgment ruling. The District Court has not yet scheduled the remedy phase of the case. We dispute the allegations and will defend the case vigorously.
Ultimate resolution of any of these CAA matters could have a material adverse impact on our future financial condition, results of operations, and cash flows. A resolution could result in increased capital expenditures for the installation of pollution

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

control equipment, increased operations and maintenance expenses, and penalties. At this time we are unable to make a reasonable estimate of the possible costs, or range of costs, that might be incurred to resolve these matters.
Stuart National Pollutant Discharge Elimination System (“NPDES”) Permit Appeal.  In January 2013, the Ohio EPA reissued the NPDES permit for the jointly owned Stuart facility.  The operator of Stuart, The Dayton Power and Light Company, appealed various aspects of the permit, including provisions regarding thermal discharge limitations, to the Ohio Environmental Review Appeals Commission.  Depending on the outcome of the appeal, the effects on Stuart’s operations could be material. At this time we are unable to make a reasonable estimate of the possible costs, or range of costs, that might be incurred to resolve this matter.
Coal Segment Groundwater. In 2012, the Illinois EPA (“IEPA”) issued violation notices alleging violations of groundwater standards onsite at our Baldwin and Vermilion facilities.
At Baldwin, with approval of the IEPA, we performed a comprehensive evaluation of the Baldwin Coal Combustion Residuals (“CCR”) surface impoundment system beginning in 2013. Based on the results of that evaluation, we recommended to the IEPA in 2014 that the closure process for the inactive east CCR surface impoundment begin and that a geotechnical investigation of the existing soil cap on the inactive old east CCR surface impoundment be undertaken. We also submitted a supplemental groundwater modeling report that indicates no known offsite water supply wells will be impacted under the various Baldwin CCR surface impoundment closure scenarios modeled. In April 2016, we submitted closure and post-closure care plans to the IEPA for the Baldwin old east, east, and west fly ash CCR surface impoundments. The IEPA has approved our plans.
We initiated an investigation at Baldwin in 2011 at the request of the IEPA to determine if the facility’s CCR surface impoundment system impacts offsite groundwater. Results of the offsite groundwater quality investigation, as submitted to the IEPA in 2012, indicate two localized areas where Class I groundwater standards were exceeded. Based on the data and groundwater flows, we do not believe that the exceedances are attributable to the Baldwin CCR surface impoundment system.
At our retired Vermilion facility, which is not subject to the CCR rule, we submitted proposed corrective action plans for two CCR surface impoundments (i.e., the old east and the north CCR surface impoundments) to the IEPA in 2012. Our hydrogeologic investigation indicates that these two CCR surface impoundments impact groundwater quality onsite and that such groundwater migrate offsite to the north of the property and to the adjacent Middle Fork of the Vermilion River.  The proposed corrective action plans recommend closure in place of both CCR surface impoundments and include an application to the IEPA to establish a groundwater management zone while impacts from the facility are mitigated.  In 2014, we submitted a revised corrective action plan for the old east CCR surface impoundment. We await IEPA action on our proposed corrective action plans. Our estimated cost of the recommended closure alternative for both the Vermilion old east and north CCR surface impoundments, including post-closure care, is approximately $10 million.
If remediation measures concerning groundwater are necessary in the future at either Baldwin or Vermilion, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations, and cash flows. At this time we cannot reasonably estimate the costs, or range of costs, of remediation, if any, that ultimately may be required.
IPH Segment Groundwater. Groundwater monitoring results indicate that the CCR surface impoundments at each of the IPH segment facilities potentially impact onsite groundwater. In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities’ CCR surface impoundments. In April 2015, we submitted an assessment monitoring report to the IEPA concerning previously reported groundwater quality standard exceedances at the Newton facility’s active CCR landfill. The report identifies the Newton facility’s inactive unlined landfill as the likely source of the exceedances and recommends various measures to minimize the effects of that source on the groundwater monitoring results of the active landfill. In August 2016, IEPA approved the report.
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
In response to the Hennepin report, we made capital improvements to the Hennepin east CCR surface impoundment berms and notified the EPA of our intent to close the Hennepin west CCR surface impoundment. The preliminary estimated cost

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

for closure of the west CCR surface impoundment, including post-closure monitoring, is approximately $5 million, which is reflected in our AROs. We performed further studies needed to support closure of the west CCR surface impoundment, submitted those studies to the IEPA in 2014, and await IEPA action.
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
Environmental Compliance Obligations. On September 2, 2016, IPH and Ameren Energy Medina Valley Cogen, LLC filed a motion with the IPCB to terminate the variance from the SO2 annual emission rate limits provided in the MPS. IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the MPS SO2 limits, thereby eliminating the need for the variance. As a result, the FGD systems construction project at our Newton generation facility was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance.
 Indemnifications and Guarantees
In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications, and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales agreements, and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications, and guarantees in our contractual agreements, and such loss could be significant, in most cases management considers the probability of loss to be remote.  We have accrued no amounts with respect to the indemnifications as of September 30, 2016 because none were probable of occurring, nor could they be reasonably estimated.
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
For the three and nine months ended September 30, 2016, we recorded a tax benefit of $1 million and expense of $6 million, respectively for the application of our effective state tax rates for jurisdictions for which we do not record a valuation allowance. In addition, for the nine months ended September 30, 2016, we recorded a tax benefit of $3 million for the additional release of our valuation allowance as a result of increased net deferred tax liabilities related to the final purchase price allocation for the EquiPower Acquisition and a $14 million state tax expense as a result of a change to our corporate tax structure.
For the three and nine months ended September 30, 2015, we recognized a tax charge of $21 million and a tax benefit of $459 million, respectively. This charge and benefit were related to the release of our deferred tax valuation allowance caused by the initial, and subsequent adjustment to, allocation of part of the EquiPower Acquisition purchase price to deferred tax liabilities.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

In addition, for the three and nine months ended September 30, 2015, we recorded a tax charge of $7 million and tax benefit of $14 million respectively for discreet items, including a state law change in Connecticut and the application of our effective state tax rates for jurisdictions for which we do not record a valuation allowance.
As of September 30, 2016, we continued to maintain a valuation allowance against our net deferred tax assets in each jurisdiction as they arise as there was not sufficient evidence to overcome our historical cumulative losses to conclude that it is more-likely-than-not our net deferred tax assets can be realized in the future.
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
Components of Net Periodic Benefit Cost (Gain).  The components of net periodic benefit cost (gain) were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Service cost benefits earned during period	$4	$4	$—	$1
Interest cost on projected benefit obligation	5	4	1	1
Expected return on plan assets	(5)	(6)	(1)	(1)
Amortization of prior service credit	(1)	—	(1)	(1)
Net periodic benefit cost (gain)	$3	$2	$(1)	$—

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Service cost benefits earned during period	$12	$11	$—	$1
Interest cost on projected benefit obligation	15	13	3	3
Expected return on plan assets	(17)	(17)	(3)	(3)
Amortization of prior service credit	(1)	(1)	(3)	(2)
Net periodic benefit cost (gain)	$9	$6	$(3)	$(1)
Note 17—Capital Stock
Dividends
We pay quarterly dividends on our mandatory convertible preferred stock on February 1, May 1, August 1, and November 1 of each year, if declared by our Board of Directors. For the three months ended September 30, 2016 and 2015, we paid $5 million in dividends on August 1, 2016 and August 3, 2015, respectively. For the nine months ended September 30, 2016 and 2015, we paid an aggregate of $16 million and $17 million in dividends, respectively.
On September 30, 2016, our Board of Directors declared a dividend on our mandatory convertible preferred stock of $1.34 per share, or approximately $5 million in the aggregate. The dividend is for the period beginning on August 1, 2016 and ending on October 31, 2016. Such dividends were paid on November 1, 2016 to stockholders of record as of October 15, 2016.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

TEUs
On June 21, 2016, pursuant to a registered public offering, we issued 4.6 million, 7 percent TEUs at $100 per unit. Each TEU was comprised of a prepaid stock purchase contract and an amortizing note which were accounted for as separate instruments. Please read Note 12—Tangible Equity Units for further discussion.
Share Repurchase Program
On August 3, 2015, our Board of Directors authorized a share repurchase program for up to $250 million, which was initiated in the third quarter of 2015 and completed in the fourth quarter of 2015. The shares were purchased in the open market or in privately negotiated transactions at prevailing market prices. As of September 30, 2015, we had repurchased 4,996,299 shares at an aggregate cost of $127 million. Please read Note 17—Capital Stock—Common Stock in our Form 10-K for further discussion.
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
The basic and diluted earnings (loss) per share from continuing operations attributable to our common stockholders during the three and nine months ended September 30, 2016 and 2015 is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Income (loss) from continuing operations	$(249)	$(24)	$(1,062)	$181
Less: Net loss attributable to noncontrolling interest	—	—	(2)	(3)
Income (loss) from continuing operations attributable to Dynegy Inc.	(249)	(24)	(1,060)	184
Less: Dividends on preferred stock	5	5	16	16
Income (loss) from continuing operations attributable to Dynegy Inc. common stockholders for basic earnings (loss) per share	(254)	(29)	(1,076)	168
Add: Dividends on preferred stock (1)	—	—	—	16
Adjusted income (loss) from continuing operations attributable to Dynegy Inc. common stockholders for diluted earnings (loss) per share	$(254)	$(29)	$(1,076)	$184

Basic weighted-average shares (2)	140	126	126	126
Effect of dilutive securities (3)	—	—	—	14
Diluted weighted-average shares	140	126	126	140

Earnings (loss) per share from continuing operations attributable to Dynegy Inc. common stockholders:
Basic (2)	$(1.81)	$(0.23)	$(8.54)	$1.33
Diluted (3)	$(1.81)	$(0.23)	$(8.54)	$1.31
__________________________________________

(1)	Excluded for the three and nine months ended September 30, 2016 and the three months ended September 30, 2015 due to a net loss from continuing operations for the respective periods.

(2)
For the three and nine months ended September 30, 2016, the TEUs are assumed to be outstanding at the minimum settlement amount, or 23,092,460 shares, for weighted-average shares for basic earnings (loss) per share. Please read Note 12—Tangible Equity Units for further discussion.

(3)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have used the basic shares outstanding amount to calculate

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

both basic and diluted loss per share for the three and nine months ended September 30, 2016 and the three months ended September 30, 2015.
For the three and nine months ended September 30, 2016 and 2015, the following potentially dilutive securities were not included in the computation of diluted per share amounts because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of shares)	2016	2015	2016	2015
Stock options	2.8	1.8	2.8	—
Restricted stock units	1.3	1.5	1.3	—
Performance stock units	1.2	0.6	1.2	—
Warrants	15.6	15.6	15.6	15.6
Series A 5.375% mandatory convertible preferred stock	12.9	12.9	12.9	—
Prepaid stock purchase contract (TEUs)	5.4	—	5.4	—
Total	39.2	32.4	39.2	15.6
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
For purposes of the unaudited condensed consolidating financial statements, a portion of our intercompany receivable, which we do not consider to be likely of settlement, has been classified as equity as of September 30, 2016 and December 31, 2015.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Condensed Consolidating Balance Sheet as of September 30, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$1,248	$69	$141	$—	$1,458
Restricted cash	—	—	85	—	85
Accounts receivable, net	115	2,383	135	(2,259)	374
Inventory	—	234	213	—	447
Other current assets	11	235	31	(2)	275
Total Current Assets	1,374	2,921	605	(2,261)	2,639
Property, plant and equipment, net	—	6,901	351	—	7,252
Investment in affiliates	12,335	173	—	(12,335)	173
Restricted cash	—	—	2,000	—	2,000
Goodwill	—	799	—	—	799
Other long-term assets	4	112	45	—	161
Intercompany note receivable	—	—	3	(3)	—
Total Assets	$13,713	$10,906	$3,004	$(14,599)	$13,024
Current Liabilities
Accounts payable	$1,745	$226	$551	$(2,259)	$263
Other current liabilities	224	293	133	(2)	648
Total Current Liabilities	1,969	519	684	(2,261)	911
Debt, long-term portion, net	6,355	288	2,713	—	9,356
Intercompany note payable	3,042	—	—	(3,042)	—
Other long-term liabilities	136	287	130	(3)	550
Total Liabilities	11,502	1,094	3,527	(5,306)	10,817
Stockholders’ Equity
Dynegy Stockholders’ Equity	2,211	12,854	(519)	(12,335)	2,211
Intercompany note receivable	—	(3,042)	—	3,042	—
Total Dynegy Stockholders’ Equity	2,211	9,812	(519)	(9,293)	2,211
Noncontrolling interest	—	—	(4)	—	(4)
Total Equity	2,211	9,812	(523)	(9,293)	2,207
Total Liabilities and Equity	$13,713	$10,906	$3,004	$(14,599)	$13,024

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Condensed Consolidating Balance Sheet as of December 31, 2015
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$327	$94	$84	$—	$505
Restricted cash	—	—	39	—	39
Accounts receivable, net	499	1,503	130	(1,730)	402
Inventory	—	331	266	—	597
Other current assets	13	335	55	(14)	389
Total Current Assets	839	2,263	574	(1,744)	1,932
Property, plant and equipment, net	—	7,813	534	—	8,347
Investment in affiliates	13,017	190	—	(13,017)	190
Other long-term assets	10	133	50	—	193
Goodwill	—	797	—	—	797
Intercompany note receivable	17	—	—	(17)	—
Total Assets	$13,883	$11,196	$1,158	$(14,778)	$11,459
Current Liabilities
Accounts payable	$1,388	$238	$396	$(1,730)	$292
Other current liabilities	92	277	162	(14)	517
Total Current Liabilities	1,480	515	558	(1,744)	809
Debt, long-term portion, net	6,293	122	714	—	7,129
Intercompany note payable	3,042	—	17	(3,059)	—
Other long-term liabilities	147	317	138	—	602
Total Liabilities	10,962	954	1,427	(4,803)	8,540
Stockholders’ Equity
Dynegy Stockholders’ Equity	2,921	13,284	(267)	(13,017)	2,921
Intercompany note receivable	—	(3,042)	—	3,042	—
Total Dynegy Stockholders’ Equity	2,921	10,242	(267)	(9,975)	2,921
Noncontrolling interest	—	—	(2)	—	(2)
Total Equity	2,921	10,242	(269)	(9,975)	2,919
Total Liabilities and Equity	$13,883	$11,196	$1,158	$(14,778)	$11,459

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$919	$267	$(2)	$1,184
Cost of sales, excluding depreciation expense	—	(501)	(161)	2	(660)
Gross margin	—	418	106	—	524
Operating and maintenance expense	—	(152)	(66)	—	(218)
Depreciation expense	—	(147)	(16)	—	(163)
Impairments	—	(64)	(148)	—	(212)
General and administrative expense	(2)	(28)	(11)	—	(41)
Acquisition and integration costs	(5)	—	(2)	—	(7)
Other	—	(1)	1	—	—
Operating income (loss)	(7)	26	(136)	—	(117)
Earnings from unconsolidated investment	—	4	—	—	4
Equity in losses from investments in affiliates	(153)	—	—	153	—
Interest expense	(112)	(5)	(50)	1	(166)
Other income and expense, net	23	5	2	(1)	29
Income (loss) before income taxes	(249)	30	(184)	153	(250)
Income tax benefit (expense)	—	37	(36)	—	1
Net income (loss)	(249)	67	(220)	153	(249)
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Dynegy Inc.	$(249)	$67	$(220)	$153	$(249)

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,517	$696	$(2)	$3,211
Cost of sales, excluding depreciation expense	—	(1,295)	(405)	2	(1,698)
Gross margin	—	1,222	291	—	1,513
Operating and maintenance expense	—	(503)	(192)	—	(695)
Depreciation expense	—	(433)	(61)	—	(494)
Impairments	—	(709)	(148)	—	(857)
General and administrative expense	(5)	(87)	(25)	—	(117)
Acquisition and integration costs	(8)	(3)	3	—	(8)
Other	—	(1)	(15)	—	(16)
Operating loss	(13)	(514)	(147)	—	(674)
Earnings from unconsolidated investment	—	7	—	—	7
Equity in losses from investments in affiliates	(718)	—	—	718	—
Interest expense	(355)	(9)	(87)	2	(449)
Other income and expense, net	26	20	16	(2)	60
Loss before income taxes	(1,060)	(496)	(218)	718	(1,056)
Income tax benefit (expense)	—	30	(36)	—	(6)
Net loss	(1,060)	(466)	(254)	718	(1,062)
Less: Net loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Net loss attributable to Dynegy Inc.	$(1,060)	$(466)	$(252)	$718	$(1,060)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2015
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$878	$249	$105	$1,232
Cost of sales, excluding depreciation expense	—	(369)	(147)	(105)	(621)
Gross margin	—	509	102	—	611
Operating and maintenance expense	—	(154)	(65)	—	(219)
Depreciation expense	—	(149)	(25)	—	(174)
Impairments	—	(74)	—	—	(74)
General and administrative expense	3	(26)	(6)	—	(29)
Acquisition and integration costs	—	(8)	—	—	(8)
Operating income	3	98	6	—	107
Losses from unconsolidated investment	—	(4)	—	—	(4)
Equity in earnings from investments in affiliates	53	—	—	(53)	—
Interest expense	(127)	—	(18)	—	(145)
Other income and expense, net	47	(1)	—	—	46
Income (loss) before income taxes	(24)	93	(12)	(53)	4
Income tax benefit (expense)	—	(45)	17	—	(28)
Net income (loss)	(24)	48	5	(53)	(24)
Less: Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Dynegy Inc.	$(24)	$48	$5	$(53)	$(24)

Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2015
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,186	$672	$(4)	$2,854
Cost of sales, excluding depreciation expense	—	(1,080)	(418)	4	(1,494)
Gross margin	—	1,106	254	—	1,360
Operating and maintenance expense	—	(385)	(195)	—	(580)
Depreciation expense	—	(352)	(61)	—	(413)
Impairments	—	(74)	—	—	(74)
General and administrative expense	—	(69)	(25)	—	(94)
Acquisition and integration costs	—	(121)	—	—	(121)
Other	—	(1)	—	—	(1)
Operating income (loss)	—	104	(27)	—	77
Losses from unconsolidated investment	—	(1)	—	—	(1)
Equity in earnings from investments in affiliates	500	—	—	(500)	—
Interest expense	(361)	—	(52)	—	(413)
Other income and expense, net	45	—	—	—	45
Income (loss) before income taxes	184	103	(79)	(500)	(292)
Income tax benefit	—	473	—	—	473
Net income (loss)	184	576	(79)	(500)	181
Less: Net loss attributable to noncontrolling interest	—	—	(3)	—	(3)
Net income (loss) attributable to Dynegy Inc.	$184	$576	$(76)	$(500)	$184

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended September 30, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(249)	$67	$(220)	$153	$(249)
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit, net of tax of zero	(1)	—	(1)	—	(2)
Other comprehensive loss from investment in affiliates	(1)	—	—	1	—
Other comprehensive loss, net of tax	(2)	—	(1)	1	(2)
Comprehensive income (loss)	(251)	67	(221)	154	(251)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	—
Total comprehensive income (loss) attributable to Dynegy Inc.	$(251)	$67	$(221)	$154	$(251)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(1,060)	$(466)	$(254)	$718	$(1,062)
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit, net of tax of zero	(3)	—	(1)	—	(4)
Other comprehensive loss from investment in affiliates	(1)	—	—	1	—
Other comprehensive loss, net of tax	(4)	—	(1)	1	(4)
Comprehensive loss	(1,064)	(466)	(255)	719	(1,066)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Total comprehensive loss attributable to Dynegy Inc.	$(1,064)	$(466)	$(253)	$719	$(1,064)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended September 30, 2015
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(24)	$48	$5	$(53)	$(24)
Other comprehensive income before reclassifications:
Actuarial gain and plan amendments, net of tax of $2	6	—	7	—	13
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit and actuarial gain, net of tax of zero	(1)	—	—	—	(1)
Other comprehensive income from investment in affiliates	7	—	—	(7)	—
Other comprehensive income, net of tax	12	—	7	(7)	12
Comprehensive income (loss)	(12)	48	12	(60)	(12)
Less: Comprehensive income attributable to noncontrolling interest	1	—	1	(1)	1
Total comprehensive income (loss) attributable to Dynegy Inc.	$(13)	$48	$11	$(59)	$(13)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2015
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$184	$576	$(79)	$(500)	$181
Other comprehensive income before reclassifications:
Actuarial gain and plan amendments, net of tax of $2	1	—	7	—	8
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit and actuarial gain, net of tax of zero	(3)	—	—	—	(3)
Other comprehensive income from investment in affiliates	7	—	—	(7)	—
Other comprehensive income, net of tax	5	—	7	(7)	5
Comprehensive income (loss)	189	576	(72)	(507)	186
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	—	(2)	(1)	(2)
Total comprehensive income (loss) attributable to Dynegy Inc.	$188	$576	$(70)	$(506)	$188

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(155)	$780	$24	$—	$649
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(227)	(32)	—	(259)
Increase in restricted cash	—	—	(2,045)	—	(2,045)
Net intercompany transfers	670	—	—	(670)	—
Distributions from unconsolidated affiliate	—	14	—	—	14
Other investing	—	10	—	—	10
Net cash provided by (used in) investing activities	670	(203)	(2,077)	(670)	(2,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of debt issuance costs	84	198	1,995	—	2,277
Repayments of borrowings	(6)	(15)	—	—	(21)
Proceeds from issuance of equity, net of issuance costs	359	—	—	—	359
Preferred stock dividends paid	(16)	—	—	—	(16)
Interest rate swap settlement payments	(13)	—	—	—	(13)
Net intercompany transfers	—	(785)	115	670	—
Other financing	(2)	—	—	—	(2)
Net cash provided by (used in) financing activities	406	(602)	2,110	670	2,584
Net increase (decrease) in cash and cash equivalents	921	(25)	57	—	953
Cash and cash equivalents, beginning of period	327	94	84	—	505
Cash and cash equivalents, end of period	$1,248	$69	$141	$—	$1,458

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2015
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(141)	$502	$(59)	$—	$302
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8)	(122)	(41)	—	(171)
Acquisition, net of cash acquired	(6,207)	29	100	—	(6,078)
Decrease in restricted cash	5,148	—	—	—	5,148
Net intercompany transfers	349	—	—	(349)	—
Distributions from unconsolidated affiliate	—	8	—	—	8
Other investing	—	(6)	—	—	(6)
Net cash provided by (used in) investing activities	(718)	(91)	59	(349)	(1,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of debt issuance costs	(31)	78	10	—	57
Repayments of borrowings	(6)	(23)	—	—	(29)
Proceeds from issuance of equity, net of issuance costs	(6)	—	—	—	(6)
Preferred stock dividends paid	(17)	—	—	—	(17)
Interest rate swap settlement payments	(13)	—	—	—	(13)
Net intercompany transfers	—	(344)	(5)	349	—
Repurchase of common stock	(127)	—	—	—	(127)
Other financing	(4)	—	—	—	(4)
Net cash provided by (used in) financing activities	(204)	(289)	5	349	(139)
Net increase (decrease) in cash and cash equivalents	(1,063)	122	5	—	(936)
Cash and cash equivalents, beginning of period	1,642	54	174	—	1,870
Cash and cash equivalents, end of period	$579	$176	$179	$—	$934
Note 20—Segment Information
We report the results of our operations in three segments: (i) Coal, (ii) IPH, and (iii) Gas. The Coal segment includes certain of our coal-fired power generation facilities and our Dynegy Energy Services retail business. The IPH segment includes Genco, and IPRG, which also own, directly and indirectly, certain of our coal-fired power generation facilities. IPH also includes our Homefield Energy retail business in Illinois. IPH and its direct and indirect subsidiaries, and Genco and its direct and indirect subsidiaries, are each organized into ring-fenced groups in order to maintain corporate separateness. The Gas segment includes substantially all of our natural gas-fired power generation facilities. Our consolidated financial results also reflect corporate-level expenses such as general and administrative expense, interest expense, and income tax benefit (expense).

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Reportable segment information, including intercompany transactions accounted for at prevailing market rates, for the three and nine months ended September 30, 2016 and 2015 is presented below:
Segment Data as of and for the Three Months Ended September 30, 2016

(amounts in millions)	Coal	IPH	Gas	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$388	$241	$539	$—	$1,168
Intercompany and affiliate revenues	—	1	15	—	16
Total revenues	$388	$242	$554	$—	$1,184

Depreciation expense	$(27)	$(7)	$(128)	$(1)	$(163)
Impairments	(55)	(148)	(9)	—	(212)
General and administrative expense	—	—	—	(41)	(41)
Acquisition and integration costs	—	—	—	(7)	(7)

Operating income (loss)	$(33)	$(104)	$69	$(49)	$(117)

Earnings from unconsolidated investment	—	—	4	—	4
Interest expense	—	—	—	(166)	(166)
Other income and expense, net	3	1	—	25	29
Loss before income taxes					(250)
Income tax benefit	—	—	—	1	1
Net loss					(249)
Less: Net income attributable to noncontrolling interest					—
Net loss attributable to Dynegy Inc.					$(249)

Total assets—domestic	$1,432	$746	$7,498	$3,348	$13,024
Investment in unconsolidated affiliate	$—	$—	$173	$—	$173
Capital expenditures	$(8)	$(11)	$(15)	$(1)	$(35)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Segment Data as of and for the Nine Months Ended September 30, 2016

(amounts in millions)	Coal	IPH	Gas	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$1,022	$575	$1,587	$—	$3,184
Intercompany and affiliate revenues	(24)	(1)	52	—	27
Total revenues	$998	$574	$1,639	$—	$3,211

Depreciation expense	$(99)	$(21)	$(370)	$(4)	$(494)
Impairments	(700)	(148)	(9)	—	(857)
General and administrative expense	—	—	—	(117)	(117)
Acquisition and integration costs	—	8	—	(16)	(8)

Operating income (loss)	$(728)	$(87)	$279	$(138)	$(674)

Earnings from unconsolidated investment	—	—	7	—	7
Interest expense	—	—	—	(449)	(449)
Other income and expense, net	9	15	12	24	60
Loss before income taxes					(1,056)
Income tax expense	—	—	—	(6)	(6)
Net loss					(1,062)
Less: Net loss attributable to noncontrolling interest					(2)
Net loss attributable to Dynegy Inc.					$(1,060)

Total assets—domestic	$1,432	$746	$7,498	$3,348	$13,024
Investment in unconsolidated affiliate	$—	$—	$173	$—	$173
Capital expenditures	$(47)	$(32)	$(171)	$(9)	$(259)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Segment Data as of and for the Three Months Ended September 30, 2015

(amounts in millions)	Coal	IPH	Gas	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$410	$221	$605	$(4)	$1,232
Intercompany revenues	(14)	—	10	4	—
Total revenues	$396	$221	$615	$—	$1,232

Depreciation expense	$(39)	$(8)	$(126)	$(1)	$(174)
Impairments	(74)	—	—	—	(74)
General and administrative expense	—	—	—	(29)	(29)
Acquisition and integration costs	—	—	—	(8)	(8)

Operating income (loss)	$(36)	$31	$152	$(40)	$107

Losses from unconsolidated investment	—	—	(4)	—	(4)
Interest expense	—	—	—	(145)	(145)
Other income and expense, net	—	—	—	46	46
Income before income taxes					4
Income tax expense	—	—	—	(28)	(28)
Net loss					(24)
Less: Net income attributable to noncontrolling interest					—
Net loss attributable to Dynegy Inc.					$(24)

Total assets—domestic	$2,426	$993	$7,948	$790	$12,157
Investment in unconsolidated affiliate	$—	$—	$189	$—	$189
Capital expenditures	$(25)	$(12)	$(29)	$(3)	$(69)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

Segment Data as of and for the Nine Months Ended September 30, 2015

(amounts in millions)	Coal	IPH	Gas	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$976	$629	$1,254	$(5)	$2,854
Intercompany revenues	(131)	(4)	130	5	—
Total revenues	$845	$625	$1,384	$—	$2,854

Depreciation expense	$(96)	$(24)	$(290)	$(3)	$(413)
Impairments	(74)	—	—	—	(74)
General and administrative expense	—	—	—	(94)	(94)
Acquisition and integration costs	—	—	—	(121)	(121)

Operating income (loss)	$(34)	$39	$290	$(218)	$77

Losses from unconsolidated investment	—	—	(1)	—	(1)
Interest expense	—	—	—	(413)	(413)
Other income and expense, net	—	—	—	45	45
Loss before income taxes					(292)
Income tax benefit	—	—	—	473	473
Net income					181
Less: Net loss attributable to noncontrolling interest					(3)
Net income attributable to Dynegy Inc.					$184

Total assets—domestic	$2,426	$993	$7,948	$790	$12,157
Investment in unconsolidated affiliate	$—	$—	$189	$—	$189
Capital expenditures	$(44)	$(41)	$(78)	$(8)	$(171)
Note 21—Subsequent Events
Genco Debt Restructure
On October 14, 2016, we entered into an RSA with Genco and the Ad Hoc Group to restructure Genco’s Senior Notes either through (a) out-of-court exchanges (the “Exchange Offers”) or (b) if the Exchange Offers are not successful (as discussed below), a pre-packaged plan of reorganization for Genco (the “Plan”). Under the RSA, the $825 million of existing Genco Senior Notes will be exchanged for up to $210 million in new seven-year Dynegy unsecured notes, up to $139 million of cash consideration (including a $9 million RSA payment discussed below) funded with existing IPH cash balances and an expected return of collateral of approximately $61 million, and up to 10 million Dynegy warrants with a seven-year term for an exercise price of $35 per share. If the restructuring is consummated pursuant to the Plan, it is expected that participating non-accredited investors will be entitled to a cash payment in lieu of their pro rata allocation of the notes and warrants described above. Solicitation with respect to the Exchange Offers will occur simultaneously with solicitation of the Plan. Genco will continue making interest payments on the Genco Senior Notes, with payments after September 30, 2016 netted against the proposed cash consideration.
Dynegy, Genco, and the Ad Hoc Group agreed that holders of the Genco Senior Notes who entered into the RSA on or before October 21, 2016, will be paid their pro rata share of $9 million in cash upon consummation of a restructuring, with such pro rata share determined as the proportion that the amount of Genco Senior Notes held by each such holder bears to the aggregate amount of Genco Senior Notes held by all holders entitled to receive a share of the $9 million.
If holders of 97 percent or more of the aggregate principal amount of Genco Senior Notes participate in the Exchange Offers and the other conditions thereto are satisfied, we intend to consummate the restructuring out of court. If holders of less

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2016 and 2015

than 97 percent of the aggregate principal amount of Genco Senior Notes participate in the Exchange Offers, but a majority in number of the holders who have voted on the Plan and who hold at least 66.7 percent in the aggregate amount of Genco Senior Notes held by holders voting on the Plan vote to accept the plan, the parties to the RSA intend to consummate the restructuring through a prepackaged Chapter 11 filing of Genco. As of October 24, 2016, the Ad Hoc Group of Genco bondholders represents approximately 70 percent in amount of the $825 million Genco Senior Notes.
2025 Senior Notes
On October 11, 2016, Dynegy issued in a private placement transaction $750 million of 8 percent unsecured senior notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Notes do not provide registration rights but otherwise have terms and provisions similar to the Dynegy Senior Notes.

DYNEGY INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended September 30, 2016 and 2015
Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form 10-K.
We are a holding company and conduct substantially all of our business operations through our subsidiaries.  Our current business operations are focused primarily on the power generation sector of the energy industry.  We currently own approximately 25,000 MW of generating capacity in eight states and also provide retail electricity to 1,003,000 residential customers and 46,000 commercial, industrial, and municipal customers in Illinois, Ohio, and Pennsylvania. We report the results of our power generation business as three separate segments in our unaudited consolidated financial statements: (i) Coal, (ii) IPH, and (iii) Gas.
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
IPH and its direct and indirect subsidiaries are organized into ring-fenced groups in order to maintain corporate separateness from Dynegy and our other legal entities. Certain of the entities in the IPH segment, including Genco, have an independent director, whose consent is required for certain corporate actions, including material transactions with affiliates. Further, entities within the IPH segment present themselves to the public as separate entities.  They maintain separate books, records, and bank accounts and separately appoint officers.  Furthermore, they pay liabilities from their own funds, conduct business in their own names, and have restrictions on pledging their assets for the benefit of certain other persons.  These provisions restrict our ability to move cash out of these entities without meeting certain requirements as set forth in the governing documents. Genco’s $825 million senior notes are non-recourse to Dynegy.
On September 2, 2016, IPH and Ameren Energy Medina Valley Cogen, LLC filed a motion with the IPCB to terminate the variance from the SO2 annual emission rate limits provided in the MPS. IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the MPS SO2 limits, thereby eliminating the need for the variance. As a result, the FGD systems construction project at our Newton generation facility was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance. Please read Note 14—Commitments and Contingencies for further discussion.
On October 14, 2016, we entered into an RSA with Genco and the Ad Hoc Group to restructure Genco’s Senior Notes either through (a) the Exchange Offers or (b) if the Exchange Offers are not successful (as discussed below), the Plan filed in a Chapter 11 case under the U.S. bankruptcy code. Under the RSA, the $825 million of existing Genco Senior Notes will be exchanged for up to $210 million in new seven-year Dynegy unsecured notes, up to $139 million of cash consideration (including a $9 million RSA payment) funded with existing IPH cash balances and an expected return of collateral of approximately $61 million, and up to 10 million Dynegy warrants with a seven-year term for an exercise price of $35 per share. If the restructuring is consummated pursuant to the Plan, it is expected that participating non-accredited investors will be entitled to a cash payment in lieu of their pro rata allocation of the notes and warrants described above. Solicitation with respect to the Exchange Offers will occur simultaneously with solicitation of the Plan. Genco will continue making interest payments on the Genco Senior Notes, with payments after September 30, 2016 netted against the proposed cash consideration. The restructuring of the Genco Senior Notes is expected to be completed in the first quarter of 2017. See Note 21—Subsequent Events—Genco Debt Restructure for further discussion.

On October 11, 2016, Dynegy issued $750 million of the 2025 Senior Notes. The 2025 Senior Notes do not provide registration rights but otherwise have terms and provisions similar to the Dynegy Senior Notes. Dynegy intends to use the net proceeds of the offering, together with the proceeds from the Elwood sale, and cash-on-hand, to fund the ECP buyout and repayment of debt.
Liquidity.  The following table summarizes our liquidity position at September 30, 2016, and excludes amounts classified as restricted cash in our unaudited consolidated balance sheet:

	September 30, 2016
(amounts in millions)	Dynegy Inc.	IPH (1) (2)	Total
Revolving facilities and LC capacity (3)	$1,480	$44	$1,524
Less: Outstanding LCs	(382)	(30)	(412)
Revolving facilities and LC availability	1,098	14	1,112
Cash and cash equivalents	1,351	107	1,458
Total available liquidity (4)	$2,449	$121	$2,570
__________________________________________

(1)	Includes Cash and cash equivalents of $84 million related to Genco.

(2)
As previously discussed, due to the ring-fenced nature of IPH, cash at the IPH and Genco entities may not be moved out of these entities without meeting certain criteria. However, cash at these entities is available to support current operations of these entities.

(3)
Dynegy includes (i) $950 million of aggregate available capacity related to our incremental revolving credit facilities, (ii) $475 million of available capacity related to the five-year senior secured revolving credit facility, and (iii) $55 million related to an LC. IPH consists of $44 million related to IPM LCs. One of the IPM LCs is fully collateralized by cash, and as of September 30, 2016, IPM had $19 million deposited with the issuing bank. Please read Note 13—Debt—Letter of Credit Facilities for further discussion.

(4)
On December 2, 2013, Dynegy and Illinois Power Resources, LLC entered into an intercompany revolving promissory note of $25 million. At September 30, 2016, there was approximately $5 million outstanding on the note, which is not reflected in the table above.

Upon closing of the Delta Transaction and the Third Amendment of its Credit Agreement becoming effective, Dynegy will have an additional $125 million in Revolving facilities and LC availability. Please read Note 13—Debt—Credit Agreement Third Amendment and Letter of Credit Facilities for further discussion.
The following table presents net cash from operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(amounts in millions)	2016	2015
Net cash provided by operating activities	$649	$302
Net cash used in investing activities	$(2,280)	$(1,099)
Net cash provided by (used in) financing activities	$2,584	$(139)
Operating Activities
Historical Operating Cash Flows.  Cash provided by operations totaled $649 million for the nine months ended September 30, 2016.  During the period, our power generation business provided cash of $773 million primarily due to the operation of our power generation facilities and retail operations. Corporate and other activities used cash of $293 million due to interest payments on our various debt agreements of $277 million and acquisition-related costs of $16 million. In addition, changes in working capital and other, net of general and administrative expenses, provided cash of $169 million during the period.
Cash provided by operations totaled $302 million for the nine months ended September 30, 2015.  During the period, our power generation business provided cash of $655 million primarily due to the operation of our power generation facilities and retail operations. Corporate and other activities used cash of $357 million primarily due to interest payments on our various debt agreements of $263 million and payments for acquisition-related costs of $111 million, offset by $17 million related to the Ponderosa Pine Energy, LLC cash receipt. In addition, changes in working capital and other, net of general and administrative expenses, provided cash of $4 million during the period.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the price of power, the prices of natural gas, coal, and fuel oil and their correlation to power prices, collateral requirements, the value of capacity and ancillary services, the run-time of our generating facilities, the effectiveness of our commercial strategy, legal, environmental, and regulatory requirements, and our ability to achieve the cost savings contemplated in our “PRIDE Energized” initiative.
Collateral Postings. We use a portion of our capital resources in the form of cash and LCs to satisfy counterparty collateral demands. The following table summarizes our collateral postings to third parties at September 30, 2016 and December 31, 2015:

(amounts in millions)	September 30, 2016	December 31, 2015
Dynegy Inc.:
Cash (1)	$108	$159
LCs	382	475
Total Dynegy Inc.	490	634

IPH:
Cash (1) (2)	12	11
LCs (3) (4)	30	45
Total IPH	42	56

Total	$532	$690
__________________________________________

(1)
Includes broker margin as well as other collateral postings included in Prepayments and other current assets in our unaudited consolidated balance sheets. At September 30, 2016 and December 31, 2015, $73 million and $106 million, respectively, of cash posted as collateral were netted against Liabilities from risk management activities in our unaudited consolidated balance sheets.

(2)	Includes cash of approximately zero and $1 million related to Genco at September 30, 2016 and December 31, 2015, respectively.

(3)
Includes LCs of approximately $18 million and $20 million outstanding as of September 30, 2016 and December 31, 2015, respectively, related to the cash-backed LC facility at IPM. Please read Note 13—Debt—Letter of Credit Facilities for further discussion.

(4)	Includes LCs of approximately $12 million related to the two-year secured LC entered into by IPM and collateralized by IPRG receivables.
Collateral postings decreased from December 31, 2015 to September 30, 2016 primarily due to reduced collateral requirements for exchange-traded commodity contracts, reduced collateral for tolls, and release of collateral related to jointly owned facilities. The fair value of our derivatives collateralized by first priority liens included liabilities of $131 million and $167 million at September 30, 2016 and December 31, 2015, respectively.
Investing Activities
Historical Investing Cash Flows. Cash used in investing activities totaled $2.280 billion for the nine months ended September 30, 2016. During the period, restricted cash increased by $2.0 billion from proceeds from the Tranche C Term Loan being held in escrow for the Delta Transaction and $71 million in related pre-funded interest, original issuance discount and interest income, offset by $26 million released from escrow for interest payments. Additionally, during the nine months ended September 30, 2016, we paid $259 million in capital expenditures, received a $14 million cash inflow related to distributions from our unconsolidated investment in Elwood, and received $10 million in proceeds from an insurance claim.
Cash used in investing activities totaled $1.099 billion for the nine months ended September 30, 2015. During the period, we paid $6.078 billion in cash, net of cash acquired, in connection with the Acquisitions. In addition, there was a $5.148 billion cash inflow related to the release of restricted cash as a result of closing the Acquisitions.

Our capital spending by reportable segment was as follows:

	Nine Months Ended September 30,
(amounts in millions)	2016	2015
Coal	$47	$44
IPH	32	41
Gas	171	78
Other	9	8
Total (1)	$259	$171
____________________________________

(1)	Includes capitalized interest of $9 million for the nine months ended September 30, 2016 and 2015.
Future Investing Cash Flows. We expect capital expenditures for the remainder of 2016 to be approximately $53 million, which is comprised of $16 million, $9 million, $25 million, and $3 million in Coal, IPH, Gas, and Other, respectively. The capital budget is subject to revision as opportunities arise or circumstances change. Our future investing cash flows will be increased by the anticipated proceeds from the Elwood sale. Additionally, our future investing cash flows will be reduced by funds used for the Delta Transaction.
Financing Activities
Historical Financing Cash Flows.  Cash provided by financing activities totaled $2.584 billion for the nine months ended September 30, 2016 primarily due to (i) $2.0 billion in proceeds related to the Tranche C Term Loan, (ii) $443 million in net proceeds from our TEUs, and (iii) $198 million of proceeds related to our forward capacity agreement, partially offset by (iv) $21 million in repayments associated with our equipment financing agreements and Tranche B-2 Term Loan, (v) $16 million in dividend payments on our preferred stock, and (vi) $13 million in interest rate swap settlement payments. Please read Note 12—Tangible Equity Units, Note 13—Debt, and Note 17—Capital Stock for further discussion.
Cash used in financing activities totaled $139 million for the nine months ended September 30, 2015 primarily due to (i) $127 million of payments related to our share repurchase program, (ii) $37 million in financing costs related to our debt and equity issuances, (iii) $29 million in repayments associated with our inventory financing agreements and Tranche B-2 Term Loan, (iv) $17 million in dividend payments on our preferred stock, and (v) $13 million in interest rate swap settlement payments, offset by (vi) $88 million in proceeds received related to inventory financing agreements. Please read Note 13—Debt and Note 17—Capital Stock for further discussion.
Future Financing Cash Flows. We are obligated to pay dividends on our mandatory convertible preferred stock of $5.4 million quarterly on a cumulative basis when declared by our Board of Directors or upon conversion. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock or by delivery of any combination of cash and shares of our common stock. Please read Note 17—Capital Stock for further discussion. Our future cash flows from financing activities will include principal payments on our debt instruments as they become due, as well as periodic payments to settle our interest rate swap agreements. Our future financing cash flows will be increased by proceeds from our issuance of the 2025 Senior Notes, the issuance of our common stock to ECP, and from anticipated draws on our Revolving Facility to fund the Delta Transaction. Our future financing cash flows will be decreased by the cash used in the ECP Buyout, our anticipated repayment of a portion of our term loans, and the restructuring of the Genco Senior Notes.
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
Our revolver usage at September 30, 2016 was 23 percent of the aggregate revolver commitment due to outstanding LCs.
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

Based on September 30, 2016 calculations, Genco did not meet the minimum ratios required for Genco to pay dividends and borrow additional funds from external, third-party sources.
Please read Note 13—Debt for further discussion.
Dividends. We have paid no cash dividends on our common stock and have no current intention of doing so. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law, and will be dependent upon our results of operations, financial condition, contractual restrictions, and other factors deemed relevant by our Board of Directors.
We pay quarterly dividends on our mandatory convertible preferred stock on February 1, May 1, August 1, and November 1 of each year, if declared by our Board of Directors. For the three months ended September 30, 2016 and 2015, we paid $5 million in dividends on August 1, 2016 and August 3, 2015, respectively. For the nine months ended September 30, 2016 and 2015, we paid an aggregate of $16 million and $17 million in dividends, respectively.

On September 30, 2016, our Board of Directors declared a dividend on our mandatory convertible preferred stock of $1.34 per share, or approximately $5 million in the aggregate. The dividend is for the period beginning on August 1, 2016 and ending on October 31, 2016. Such dividends were paid on November 1, 2016, to stockholders of record as of October 15, 2016.
Credit Ratings
Our credit rating status is currently “non-investment grade” and our current ratings are as follows:

	Moody’s	S&P
Dynegy Inc.:
Corporate Family Rating	B2	B+
Senior Secured	Ba3	BB
Senior Unsecured	B3	B+
Genco:
Senior Unsecured	Ca	CCC+
October 7, 2016, Moody’s downgraded Genco’s Senior Unsecured credit rating from Caa3 to Ca. The downgrade was prompted by an agreement in principle between Dynegy, Genco and an ad hoc group of Genco bondholders on October 3, 2016, to restructure the $825 million of Genco Senior Notes, which Moody’s viewed as a distressed exchange.
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
Environmental Compliance Obligations. On September 2, 2016, IPH and Ameren Energy Medina Valley Cogen, LLC filed a motion with the IPCB to terminate the variance from the SO2 annual emission rate limits provided in the MPS. IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the MPS SO2 limits, thereby eliminating the need for the variance. As a result, the FGD systems construction project at our Newton generation facility was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance.
Please read “Disclosure of Contractual Obligations” in our Form 10-K for further discussion.  Please read “Uncertainty of Forward-Looking Statements and Information” for additional factors that could impact our future operating results and financial condition.
RESULTS OF OPERATIONS
Overview and Discussion of Comparability of Results
In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three and nine months ended September 30, 2016 and 2015.  Following this section, we have included our business outlook for each segment.
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

Consolidated Summary Financial Information — Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table provides summary financial data regarding our unaudited consolidated results of operations for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2016	2015
Revenues
Energy	$1,030	$982	$48	5%
Capacity	154	183	(29)	(16)%
Mark-to-market income, net	(18)	56	(74)	(132)%
Contract amortization	(23)	(25)	2	8%
Other	41	36	5	14%
Total revenues	1,184	1,232	(48)	(4)%
Cost of sales, excluding depreciation expense	(660)	(621)	(39)	(6)%
Gross margin	524	611	(87)	(14)%
Operating and maintenance expense	(218)	(219)	1	—%
Depreciation expense	(163)	(174)	11	6%
Impairments	(212)	(74)	(138)	(186)%
General and administrative expense	(41)	(29)	(12)	(41)%
Acquisition and integration costs	(7)	(8)	1	13%
Operating income (loss)	(117)	107	(224)	(209)%
Earnings (losses) from unconsolidated investment	4	(4)	8	200%
Interest expense	(166)	(145)	(21)	(14)%
Other income and expense, net	29	46	(17)	(37)%
Income (loss) before income taxes	(250)	4	(254)	NM
Income tax benefit (expense)	1	(28)	29	104%
Net loss attributable to Dynegy Inc.	$(249)	$(24)	$(225)	NM
The following tables provide summary financial data regarding our operating income (loss) by segment for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016
(amounts in millions)	Coal	IPH	Gas	Other	Total
Revenues	$388	$242	$554	$—	$1,184
Cost of sales, excluding depreciation expense	(231)	(142)	(287)	—	(660)
Gross margin	157	100	267	—	524
Operating and maintenance expense	(108)	(50)	(60)	—	(218)
Depreciation expense	(27)	(7)	(128)	(1)	(163)
Impairments	(55)	(148)	(9)	—	(212)
General and administrative expense	—	—	—	(41)	(41)
Acquisition and integration costs	—	—	—	(7)	(7)
Other	—	1	(1)	—	—
Operating income (loss)	$(33)	$(104)	$69	$(49)	$(117)

	Three Months Ended September 30, 2015
(amounts in millions)	Coal	IPH	Gas	Other	Total
Revenues	$396	$221	$615	$—	$1,232
Cost of sales, excluding depreciation expense	(201)	(133)	(287)	—	(621)
Gross margin	195	88	328	—	611
Operating and maintenance expense	(118)	(49)	(50)	(2)	(219)
Depreciation expense	(39)	(8)	(126)	(1)	(174)
Impairments	(74)	—	—	—	(74)
General and administrative expense	—	—	—	(29)	(29)
Acquisition and integration costs	—	—	—	(8)	(8)
Operating income (loss)	$(36)	$31	$152	$(40)	$107
Discussion of Consolidated Results of Operations
Revenues.  Revenues decreased by $48 million primarily driven by (i) lower capacity revenues due to lower pricing at our Gas segment and performance penalties at our Coal segment, and (ii) losses associated with our hedging transactions. This decrease was partially offset by higher realized energy prices primarily at our Gas segment as a result of warmer weather conditions.
The following table summarizes the change in revenues by segment:

(amounts in millions)	Coal	IPH	Gas	Total
Higher (lower) prices	$(33)	$13	$35	$15
Higher (lower) generation volumes	26	1	(15)	12
Higher (lower) capacity revenues	(8)	3	(24)	(29)
Mark-to-market gains (losses) on hedging transactions	6	(3)	(77)	(74)
Lower (higher) contract amortization	(6)	2	6	2
Other	7	5	14	26
Total change in revenues	$(8)	$21	$(61)	$(48)
Cost of Sales.  Cost of sales increased by $39 million primarily driven by lower contract amortization.
The following table summarizes the change in cost of sales by segment:

(amounts in millions)	Coal	IPH	Gas	Total
Higher (lower) prices	$9	$(6)	$(3)	$—
Higher (lower) generation volumes	7	(2)	(4)	1
Lower transportation costs due to favorable contract rates	—	—	(4)	(4)
Lower contract amortization	8	5	2	15
Other	6	12	9	27
Total change in cost of sales	$30	$9	$—	$39
Depreciation Expense.  Depreciation expense decreased by $11 million primarily due to a lower depreciable base of certain generation facilities at our Coal segment as a result of a second quarter 2016 impairment at our Baldwin facility and a third quarter 2015 impairment at our Wood River facility.
Impairments. Impairments increased by $138 million due to charges in 2016 of $55 million at our Coal segment on our Stuart facility, $148 million at our IPH segment on our Newton facility, and $9 million at our Gas segment on our unconsolidated investment in the Elwood facility, compared to a charge in 2015 of $74 million at our Coal segment on our Wood River facility. Please read Note 9—Property, Plant and Equipment for further discussion.
General and Administrative Expense.  General and administrative expense increased by $12 million primarily due to higher legal fees and higher overhead associated with the Acquisitions.
Interest Expense.  Interest expense increased by $21 million primarily due to interest on our Tranche C Term Loan and Amortizing Notes. Please read Note 13—Debt for further discussion.

Other Income and Expense, Net. Other income and expense, net decreased by $17 million primarily due to a $42 million change in fair value of our common stock warrants, partially offset by a $20 million gain related to the PPE settlement and a $3 million casualty loss insurance reimbursement. Please read Note 14—Commitments and Contingencies—Illinova Generating Company Arbitration for further discussion of the PPE settlement.
Income Tax Benefit (Expense).  The net favorable change of $29 million was a result of a $21 million expense due to a reduction of the previously recognized release of the valuation allowance that occurred during the three months ended September 30, 2015. The remaining $8 million change was for discreet items including a 2015 state law change in Connecticut and the application of our effective state tax rates for jurisdictions for which we do not record a valuation allowance.
As of September 30, 2016, we continued to maintain a valuation allowance against our net deferred tax assets in each jurisdiction as they arise, as there was not sufficient evidence to overcome our historical cumulative losses to conclude that it is more-likely-than-not that our net deferred tax assets can be realized in the future.
Net loss attributable to Dynegy Inc. The $225 million decrease was primarily due to (i) $29 million of lower capacity revenues as a result of lower pricing and performance penalties, (ii) $74 million of losses associated with our hedging transactions, and (iii) $138 million of higher impairment charges in 2016 compared to 2015, partially offset by $15 million of higher realized energy prices.
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

Adjusted EBITDA — Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table provides summary financial data regarding our Adjusted EBITDA by segment for the three months ended September 30, 2016:

	Three Months Ended September 30, 2016
(amounts in millions)	Coal	IPH	Gas	Other	Total
Net loss attributable to Dynegy Inc.					$(249)
Income tax benefit					(1)
Other income and expense, net					(29)
Interest expense					166
Earnings from unconsolidated investment					(4)
Operating income (loss)	$(33)	$(104)	$69	$(49)	$(117)
Depreciation and amortization expense	30	7	137	1	175
Earnings from unconsolidated investment	—	—	4	—	4
Other income and expense, net	3	1	—	25	29
EBITDA	—	(96)	210	(23)	91
Adjustments to reflect Adjusted EBITDA from unconsolidated investment and exclude noncontrolling interest	—	(1)	(4)	—	(5)
Acquisition, integration and restructuring costs	—	—	—	12	12
Mark-to-market adjustments, including warrants	(20)	2	53	(4)	31
Impairments	55	148	9	—	212
Wood River energy margin and O&M	3	—	—	—	3
Non-cash compensation expense	—	—	1	5	6
Other	1	(3)	2	—	—
Adjusted EBITDA	$39	$50	$271	$(10)	$350
The following table provides summary financial data regarding our Adjusted EBITDA by segment for the three months ended September 30, 2015:

	Three Months Ended September 30, 2015
(amounts in millions)	Coal	IPH	Gas	Other	Total
Net loss attributable to Dynegy Inc.					$(24)
Income tax expense					28
Other income and expense, net					(46)
Interest expense					145
Losses from unconsolidated investment					4
Operating income (loss)	$(36)	$31	$152	$(40)	$107
Depreciation and amortization expense	30	6	139	1	176
Losses from unconsolidated investment	—	—	(4)	—	(4)
Other income and expense, net	—	—	—	46	46
EBITDA	(6)	37	287	7	325
Adjustment to reflect Adjusted EBITDA from unconsolidated investment	—	—	8	—	8
Acquisition and integration costs	—	—	—	8	8
Mark-to-market adjustments, including warrants	(14)	(3)	(6)	(45)	(68)
Impairments	74	—	—	—	74
Other	—	—	2	1	3
Adjusted EBITDA (1)	$54	$34	$291	$(29)	$350

__________________________________________

(1)	Not adjusted for the following items which are excluded in 2016: (i) non-cash compensation expense of $6 million, and (ii) Wood River’s energy margin and O&M costs of $1 million.
Adjusted EBITDA was $350 million for 2016 and 2015. Energy margin, net of hedges, was higher primarily due to higher spark spreads at our Gas segment due to warmer weather conditions and lower delivered fuel costs. These increases were partially offset by lower capacity revenues primarily due to lower pricing at our Gas segment and performance penalties at our Coal segment. Please read Discussion of Segment Adjusted EBITDA for further information.

Discussion of Segment Adjusted EBITDA — Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Coal Segment
The following table provides summary financial data regarding our Coal segment results of operations for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2016	2015
Operating Revenues
Energy	$348	$351	$(3)	(1)%
Capacity	21	29	(8)	(28)%
Mark-to-market income (loss), net	27	21	6	29%
Contract amortization	(13)	(7)	(6)	(86)%
Other	5	2	3	150%
Total operating revenues	388	396	(8)	(2)%
Operating Costs
Cost of sales	(243)	(221)	(22)	(10)%
Contract amortization	12	20	(8)	(40)%
Total operating costs	(231)	(201)	(30)	(15)%
Gross margin	157	195	(38)	(19)%
Operating and maintenance expense	(108)	(118)	10	8%
Depreciation expense	(27)	(39)	12	31%
Impairments	(55)	(74)	19	26%
Operating loss	(33)	(36)	3	8%
Depreciation and amortization expense	30	30	—	—%
Other income and expense, net	3	—	3	NM
EBITDA	—	(6)	6	100%
Mark-to-market adjustments	(20)	(14)	(6)	(43)%
Impairments	55	74	(19)	(26)%
Wood River energy margin and O&M	3	—	3	NM
Other	1	—	1	NM
Adjusted EBITDA (1)	$39	$54	$(15)	(28)%

Million Megawatt Hours Generated	10.0	9.5	0.5	5%
IMA for Coal-Fired Facilities (2)	86%	82%
Average Capacity Factor for Coal-Fired Facilities (3)	69%	62%
Average Quoted Market On-Peak Power Prices ($/MWh) (4):
Indiana (Indy Hub)	$40.19	$33.09	$7.10	21%
Commonwealth Edison (NI Hub)	$38.41	$34.03	$4.38	13%
Mass Hub	$41.31	$35.52	$5.79	16%
AD Hub	$38.75	$35.87	$2.88	8%
Average Quoted Market Off-Peak Power Prices ($/MWh) (4):
Indiana (Indy Hub)	$24.38	$23.37	$1.01	4%
Commonwealth Edison (NI Hub)	$22.57	$22.93	$(0.36)	(2)%
Mass Hub	$23.57	$21.02	$2.55	12%
AD Hub	$23.53	$24.21	$(0.68)	(3)%

 __________________________________________

(1)	2015 is not adjusted for Wood River’s energy margin and O&M costs of $1 million which are excluded in 2016.

(2)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues. The calculation excludes our Brayton Point facility and CTs. The IMA for our facilities within MISO and PJM (excluding CTs) was 90 percent and 83 percent, respectively, for the three months ended September 30, 2016 and 91 percent and 77 percent, respectively, for the three months ended September 30, 2015.

(3)
Reflects actual production as a percentage of available capacity. The calculation excludes our Brayton Point facility and CTs. The average capacity factors for our facilities within MISO and PJM (excluding CTs) were 76 percent and 65 percent, respectively, for the three months ended September 30, 2016 and 68 percent and 57 percent, respectively, for the three months ended September 30, 2015.

(4)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
Operating loss decreased by $3 million as lower energy margin, net of hedges, and lower capacity revenues were more than offset by lower impairment charges and O&M costs. Adjusted EBITDA, excluding Wood River, decreased by $15 million driven by (i) lower energy margin, net of hedges, primarily due to lower realized power prices, offset by higher generation volumes and (ii) lower capacity revenues as a result of performance penalties. This decrease was partially offset by lower O&M costs due to a reduction in property tax assessments at our Ohio coal-fueled generating facilities.

IPH Segment
The following table provides summary financial data regarding our IPH segment results of operations for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2016	2015
Operating Revenues
Energy	$219	$202	$17	8%
Capacity	21	18	3	17%
Mark-to-market income (loss), net	—	3	(3)	(100)%
Contract amortization	(2)	(4)	2	50%
Other	4	2	2	100%
Total operating revenues	242	221	21	10%
Operating Costs
Cost of sales	(146)	(142)	(4)	(3)%
Contract amortization	4	9	(5)	(56)%
Total operating costs	(142)	(133)	(9)	(7)%
Gross margin	100	88	12	14%
Operating and maintenance expense	(50)	(49)	(1)	(2)%
Depreciation expense	(7)	(8)	1	13%
Impairments	(148)	—	(148)	NM
Other	1	—	1	NM
Operating income (loss)	(104)	31	(135)	NM
Depreciation and amortization expense	7	6	1	17%
Other income and expense, net	1	—	1	NM
EBITDA	(96)	37	(133)	NM
Adjustment to exclude noncontrolling interest	(1)	—	(1)	NM
Mark-to-market adjustments	2	(3)	5	167%
Impairments	148	—	148	NM
Other	(3)	—	(3)	NM
Adjusted EBITDA	$50	$34	$16	47%

Million Megawatt Hours Generated	5.0	4.8	0.2	4%
IMA for IPH Facilities (1)	88%	84%
Average Capacity Factor for IPH Facilities (2)	59%	54%
Average Quoted Market Power Prices ($/MWh) (3):
On-Peak: Indiana (Indy Hub)	$40.19	$33.09	$7.10	21%
Off-Peak: Indiana (Indy Hub)	$24.38	$23.37	$1.01	4%
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

Operating loss for 2016 was $104 million compared to operating income of $31 million for 2015. The $135 million decrease was due to higher energy margin, net of hedges, which was more than offset by impairment charges in 2016. Adjusted EBITDA increased by $16 million primarily due to (i) higher energy margin, net of hedges, as a result of higher realized power prices due to warmer weather and (ii) higher capacity revenue due to higher pricing.

Gas Segment
The following table provides summary financial data regarding our Gas segment results of operations for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2016	2015
Operating Revenues
Energy	$463	$429	$34	8%
Capacity	112	136	(24)	(18)%
Mark-to-market income (loss), net	(45)	32	(77)	(241)%
Contract amortization	(8)	(14)	6	43%
Other	32	32	—	—%
Total operating revenues	554	615	(61)	(10)%
Operating Costs
Cost of sales	(286)	(288)	2	1%
Contract amortization	(1)	1	(2)	(200)%
Total operating costs	(287)	(287)	—	—%
Gross margin	267	328	(61)	(19)%
Operating and maintenance expense	(60)	(50)	(10)	(20)%
Depreciation expense	(128)	(126)	(2)	(2)%
Impairments	(9)	—	(9)	NM
Other	(1)	—	(1)	NM
Operating income	69	152	(83)	(55)%
Depreciation and amortization expense	137	139	(2)	(1)%
Earnings from unconsolidated investment	4	(4)	8	200%
EBITDA	210	287	(77)	(27)%
Mark-to-market adjustments	53	(6)	59	NM
Adjustment to reflect Adjusted EBITDA from unconsolidated investment	(4)	8	(12)	(150)%
Impairments	9	—	9	NM
Non-cash compensation expense	1	—	1	NM
Other	2	2	—	—%
Adjusted EBITDA	$271	$291	$(20)	(7)%

Million Megawatt Hours Generated	15.2	15.5	(0.3)	(2)%
IMA for Combined Cycle Facilities (1)	97%	99%
Average Capacity Factor for Combined Cycle Facilities (2):	67%	72%
Average Market On-Peak Spark Spreads ($/MWh) (3):
Commonwealth Edison (NI Hub)	$18.93	$14.49	$4.44	31%
PJM West	$31.48	$29.82	$1.66	6%
North of Path 15 (NP 15)	$15.44	$16.25	$(0.81)	(5)%
New York—Zone A	$39.27	$26.32	$12.95	49%
Mass Hub	$21.58	$18.90	$2.68	14%
AD Hub	$27.27	$23.17	$4.10	18%
Average Market Off-Peak Spark Spreads ($/MWh) (3):
Commonwealth Edison (NI Hub)	$3.09	$3.39	$(0.30)	(9)%
PJM West	$15.10	$15.50	$(0.40)	(3)%
North of Path 15 (NP 15)	$7.31	$8.22	$(0.91)	(11)%
New York—Zone A	$13.24	$10.49	$2.75	26%
Mass Hub	$3.85	$4.39	$(0.54)	(12)%
AD Hub	$14.78	$15.62	$(0.84)	(5)%
Average natural gas price—Henry Hub ($/MMBtu) (4)	$2.84	$2.74	$0.10	4%

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
Operating income decreased by $83 million primarily due to losses associated with our hedging transactions and lower capacity revenues in PJM. This decrease was partially offset by higher energy margin, net of hedges. Adjusted EBITDA decreased by $20 million primarily driven by lower capacity revenues due to lower pricing and higher O&M costs primarily due to an increase in property tax assessments at our Ohio combined cycle plants. This decrease was partially offset by higher energy margin, net of hedges, due to higher spark spreads as a result of warmer weather conditions and lower delivered fuel costs.
Consolidated Summary Financial Information — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table provides summary financial data regarding our unaudited consolidated results of operations for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(amounts in millions)	2016	2015
Revenues
Energy	$2,648	$2,350	$298	13%
Capacity	459	369	90	24%
Mark-to-market income, net	73	120	(47)	(39)%
Contract amortization	(58)	(58)	—	—%
Other	89	73	16	22%
Total revenues	3,211	2,854	357	13%
Cost of sales, excluding depreciation expense	(1,698)	(1,494)	(204)	(14)%
Gross margin	1,513	1,360	153	11%
Operating and maintenance expense	(695)	(580)	(115)	(20)%
Depreciation expense	(494)	(413)	(81)	(20)%
Impairments	(857)	(74)	(783)	NM
General and administrative expense	(117)	(94)	(23)	(24)%
Acquisition and integration costs	(8)	(121)	113	93%
Other	(16)	(1)	(15)	(100)%
Operating income (loss)	(674)	77	(751)	NM
Earnings (losses) from unconsolidated investment	7	(1)	8	NM
Interest expense	(449)	(413)	(36)	(9)%
Other income and expense, net	60	45	15	33%
Loss before income taxes	(1,056)	(292)	(764)	NM
Income tax benefit (expense)	(6)	473	(479)	(101)%
Net income (loss)	(1,062)	181	(1,243)	NM
Less: Net loss attributable to noncontrolling interest	(2)	(3)	1	33%
Net income (loss) attributable to Dynegy Inc.	$(1,060)	$184	$(1,244)	NM

The following tables provide summary financial data regarding our operating income (loss) by segment for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30, 2016
(amounts in millions)	Coal	IPH	Gas	Other	Total
Revenues	$998	$574	$1,639	$—	$3,211
Cost of sales, excluding depreciation expense	(590)	(342)	(766)	—	(1,698)
Gross margin	408	232	873	—	1,513
Operating and maintenance expense	(337)	(143)	(214)	(1)	(695)
Depreciation expense	(99)	(21)	(370)	(4)	(494)
Impairments	(700)	(148)	(9)	—	(857)
General and administrative expense	—	—	—	(117)	(117)
Acquisition and integration costs	—	8	—	(16)	(8)
Other	—	(15)	(1)	—	(16)
Operating income (loss)	$(728)	$(87)	$279	$(138)	$(674)

	Nine Months Ended September 30, 2015
(amounts in millions)	Coal	IPH	Gas	Other	Total
Revenues	$845	$625	$1,384	$—	$2,854
Cost of sales, excluding depreciation expense	(423)	(402)	(669)	—	(1,494)
Gross margin	422	223	715	—	1,360
Operating and maintenance expense	(286)	(160)	(134)	—	(580)
Depreciation expense	(96)	(24)	(290)	(3)	(413)
Impairments	(74)	—	—	—	(74)
General and administrative expense	—	—	—	(94)	(94)
Acquisition and integration costs	—	—	—	(121)	(121)
Other	—	—	(1)	—	(1)
Operating income (loss)	$(34)	$39	$290	$(218)	$77
Discussion of Consolidated Results of Operations
Revenues.  Revenues increased by $357 million primarily driven by revenues attributable to newly acquired Duke Midwest and EquiPower plants for the first quarter of 2016 and higher retail revenues. This increase was partially offset by (i) lower energy revenues, net of hedges, in all segments primarily due to lower power prices and generation volumes at our Coal segment, lower generation volumes at our IPH segment, and lower spark spreads and lower generation volumes at our Gas segment as a result of mild winter weather which decreased demand across our key markets, (ii) losses associated with our hedging transactions, and (iii) lower capacity revenues due to lower pricing at our Gas segment and performance penalties at our Coal segment.
The following table summarizes the change in revenues by segment:

(amounts in millions)	Coal	IPH	Gas	Total
Revenues, net of hedges, attributable to newly acquired Duke Midwest and EquiPower plants for the first quarter of 2016	$269	$—	$392	$661
Lower revenues attributable to our legacy plants, including IPH:
Higher (lower) prices	(31)	38	(49)	(42)
Lower generation volumes	(4)	(100)	(56)	(160)
Higher (lower) capacity revenues	(5)	9	(8)	(4)
Mark-to-market losses on hedging transactions	(84)	(5)	(53)	(142)
Lower contract amortization	1	8	2	11
Other	7	(1)	27	33
Total change in revenues	$153	$(51)	$255	$357

Cost of Sales.  Cost of sales increased by $204 million primarily driven by costs incurred in the first quarter of 2016 associated with newly acquired Duke Midwest and EquiPower plants and lower contract amortization. This increase was partially offset by (i) lower coal and gas costs as a result of lower generation volumes across all segments due to mild winter weather which decreased demand across our key markets, and (ii) lower transportation costs due to favorable contract rates and a reduction in natural gas prices at our Gas segment.
The following table summarizes the change in cost of sales by segment:

(amounts in millions)	Coal	IPH	Gas	Total
Cost of sales attributable to newly acquired Duke Midwest and EquiPower plants for the first quarter of 2016	$105	$—	$180	$285
Lower cost of sales attributable to our legacy plants, including IPH:
Higher (lower) prices	22	(7)	(68)	(53)
Lower generation volumes	(15)	(81)	(24)	(120)
Lower transportation costs	—	—	(14)	(14)
Lower contract amortization	18	6	7	31
Other	37	22	16	75
Total change in cost of sales	$167	$(60)	$97	$204
Operating and Maintenance Expense.  O&M expense increased by $115 million primarily attributable to newly acquired Duke Midwest and EquiPower plants for the first quarter of 2016 and planned major maintenance outages at our Gas segment.
Depreciation Expense.  Depreciation expense increased by $81 million primarily attributable to newly acquired Duke Midwest and EquiPower plants for the first quarter of 2016, offset by a decrease due to a lower depreciable base of certain generation facilities as a result of a third quarter 2015 impairment of our Wood River facility and a fourth quarter 2015 impairment of our Brayton Point facility at our Coal segment along with a first quarter 2015 retirement at our Ontelaunee generation facility at our Gas segment.
Impairments. Impairments increased by $783 million due to charges in 2016 of $700 million at our Coal segment on our Baldwin and Stuart facilities, $148 million at our IPH segment on our Newton facility, and $9 million at our Gas segment on our unconsolidated investment in the Elwood facility, compared to a charge in 2015 of $74 million at our Coal segment on our Wood River facility. Please read Note 9—Property, Plant and Equipment for further discussion.
General and Administrative Expense.  General and administrative expense increased by $23 million primarily due to higher legal fees and higher overhead associated with the Acquisitions.
Acquisition and Integration Costs. Acquisition and integration costs decreased by $113 million due to $12 million in severance, retention, and payroll costs and $48 million in Bridge Loan financing fees related to the Acquisitions in 2015, and $53 million in lower advisory and consulting fees.
Other. Other decreased by $15 million primarily due to the termination of an above market coal supply contract.
Interest Expense.  Interest expense increased by $36 million primarily due to interest on our Tranche C Term Loan and Amortizing Notes. Please read Note 13—Debt for further discussion.
Other Income and Expense, net. Other income and expense, net increased by $15 million primarily due to a $20 million gain related to the PPE settlement, $14 million in previously contingent proceeds received related to the AER Acquisition, a $12 million supplier settlement, and a $9 million casualty loss insurance reimbursement, net. This increase was partially offset by a $38 million change in fair value of our common stock warrants. Please read Note 14—Commitments and Contingencies —Illinova Generating Company Arbitration for further discussion of the PPE settlement.
Income Tax Benefit (Expense).  The net unfavorable change of $479 million was a result of a $459 million benefit due to a release of the valuation allowance that occurred during the nine months ended September 30, 2015. The remaining $20 million change was for discreet items including a 2016 change in our corporate tax structure, a 2015 state law change in Connecticut, and the application of our effective state tax rates for jurisdictions for which we do not record a valuation allowance.
As of September 30, 2016, we continued to maintain a valuation allowance against our net deferred tax assets in each jurisdiction as they arise, as there was not sufficient evidence to overcome our historical cumulative losses to conclude that it is more-likely-than-not that our net deferred tax assets can be realized in the future.

Net income (loss) attributable to Dynegy Inc. The $1.244 billion decrease was primarily due to (i) $142 million in losses associated with our hedging transactions, (ii) $783 million in higher impairment charges recorded in 2016 compared to 2015, and (iii) income from a $459 million deferred tax valuation allowance release in 2015, which did not reoccur in 2016, partially offset by a $156 million contribution from newly acquired Duke Midwest and EquiPower plants in the first quarter of 2016.
Adjusted EBITDA — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table provides summary financial data regarding our Adjusted EBITDA by segment for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
(amounts in millions)	Coal	IPH	Gas	Other	Total
Net loss attributable to Dynegy Inc.					$(1,060)
Loss attributable to noncontrolling interest					(2)
Income tax expense					6
Other income and expense, net					(60)
Interest expense					449
Earnings from unconsolidated investment					(7)
Operating income (loss)	$(728)	$(87)	$279	$(138)	$(674)
Depreciation and amortization expense	87	20	418	4	529
Earnings from unconsolidated investment	—	—	7	—	7
Other income and expense, net	9	15	12	24	60
EBITDA	(632)	(52)	716	(110)	(78)
Adjustments to reflect Adjusted EBITDA from unconsolidated investment and exclude noncontrolling interest	—	—	—	—	—
Acquisition, integration and restructuring costs	—	(8)	—	21	13
Mark-to-market adjustments, including warrants	23	(3)	(61)	(5)	(46)
Impairments	700	148	9	—	857
Wood River energy margin and O&M	23	—	—	—	23
Non-cash compensation expense	—	—	2	16	18
Other	1	(3)	1	2	1
Adjusted EBITDA	$115	$82	$667	$(76)	$788

The following table provides summary financial data regarding our Adjusted EBITDA by segment for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
(amounts in millions)	Coal	IPH	Gas	Other	Total
Net income attributable to Dynegy Inc.					$184
Loss attributable to noncontrolling interest					(3)
Income tax benefit					(473)
Other income and expense, net					(45)
Interest expense					413
Losses from unconsolidated investment					1
Operating income (loss)	$(34)	$39	$290	$(218)	$77
Depreciation and amortization expense	78	27	306	3	414
Losses from unconsolidated investment	—	—	(1)	—	(1)
Other income and expense, net	—	—	—	45	45
EBITDA	44	66	595	(170)	535
Adjustments to reflect Adjusted EBITDA from unconsolidated investment and exclude noncontrolling interest	—	3	8	—	11
Acquisition and integration costs	—	—	—	121	121
Mark-to-market adjustments, including warrants	(35)	(8)	(29)	(43)	(115)
Impairments	74	—	—	—	74
Other	—	—	1	1	2
Adjusted EBITDA (1)	$83	$61	$575	$(91)	$628
__________________________________________

(1)	Not adjusted for the following items which are excluded in 2016: (i) non-cash compensation expense of $20 million, and (ii) Wood River’s energy margin and O&M costs of $9 million.
Adjusted EBITDA increased by $160 million due to a $209 million contribution from newly acquired Duke Midwest and EquiPower plants in the first quarter of 2016. The offsetting $49 million decrease was driven by (i) lower energy margin, net of hedges, in all segments primarily due to lower power prices and generation volumes at our Coal segment, lower generation volumes at our IPH segment, and lower spark spreads and lower generation volumes at our Gas segment, as a result of mild winter weather across our key markets, and (ii) higher O&M costs primarily associated with planned major maintenance outages at our Gas segment, at which time, plant capacity uprates were installed. Please read Discussion of Segment Adjusted EBITDA for further information.

Discussion of Segment Adjusted EBITDA — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Coal Segment
The following table provides summary financial data regarding our Coal segment results of operations for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2016	2015
Operating revenues
Energy	$942	$766	$176	23%
Capacity	74	59	15	25%
Mark-to-market income (loss), net	(7)	38	(45)	(118)%
Contract amortization	(19)	(19)	—	—%
Other	8	1	7	NM
Total operating revenues	998	845	153	18%
Operating costs
Cost of sales	(628)	(466)	(162)	(35)%
Contract amortization	38	43	(5)	(12)%
Total operating costs	(590)	(423)	(167)	(39)%
Gross margin	408	422	(14)	(3)%
Operating and maintenance expense	(337)	(286)	(51)	(18)%
Depreciation expense	(99)	(96)	(3)	(3)%
Impairments	(700)	(74)	(626)	NM
Operating loss	(728)	(34)	(694)	NM
Depreciation and amortization expense	87	78	9	12%
Other income and expense, net	9	—	9	NM
EBITDA	(632)	44	(676)	NM
Mark-to-market adjustments	23	(35)	58	166%
Impairments	700	74	626	NM
Wood River energy margin and O&M	23	—	23	NM
Other	1	—	1	NM
Adjusted EBITDA (1)	$115	$83	$32	39%

Million Megawatt Hours Generated (5)	25.3	21.7	3.6	17%
IMA for Coal-Fired Facilities (2)(5)	84%	80%
Average Capacity Factor for Coal-Fired Facilities (3)(5)	55%	59%
Average Quoted Market On-Peak Power Prices ($/MWh) (4):
Indiana (Indy Hub)	$32.32	$35.17	$(2.85)	(8)%
Commonwealth Edison (NI Hub)	$31.54	$35.44	$(3.90)	(11)%
Mass Hub	$34.44	$53.62	$(19.18)	(36)%
AD Hub	$32.66	$39.86	$(7.20)	(18)%
Average Quoted Market Off-Peak Power Prices ($/MWh) (4):
Indiana (Indy Hub)	$22.31	$25.41	$(3.10)	(12)%
Commonwealth Edison (NI Hub)	$20.81	$23.49	$(2.68)	(11)%
Mass Hub	$23.40	$38.90	$(15.50)	(40)%
AD Hub	$22.72	$27.20	$(4.48)	(16)%

 __________________________________________

(1)	2015 is not adjusted for Wood River’s energy margin and O&M costs of $9 million which are excluded in 2016.

(2)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. This calculation excludes certain events outside of management control such as weather related issues. The calculation excludes our Brayton Point facility and CTs. The IMA for our facilities within MISO and PJM (excluding CTs) was 89 percent and 81 percent, respectively, for the nine months ended September 30, 2016 and 87 percent and 73 percent, respectively, for the nine months ended September 30, 2015.

(3)
Reflects actual production as a percentage of available capacity. The calculation excludes our Brayton Point facility and CTs. The average capacity factors for our facilities within MISO and PJM (excluding CTs) were 61 percent and 51 percent, respectively, for the nine months ended September 30, 2016 and 66 percent and 51 percent, respectively, for the nine months ended September 30, 2015.

(4)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(5)	Reflects the activity for the period in which the Acquisitions were included in our consolidated results.
Operating loss decreased by $694 million as $66 million of operating income from our newly acquired Duke Midwest and EquiPower plants in the first quarter of 2016 was more than offset by higher impairment charges of $626 million and losses associated with our hedging transactions of $84 million. Adjusted EBITDA, excluding Wood River, increased by $32 million primarily due to a $56 million contribution from newly acquired Duke Midwest and EquiPower plants in the first quarter of 2016. The offsetting $24 million decrease was driven by lower energy margin, net of hedges, primarily due to lower realized power prices and generation volumes as a result of mild winter weather.

IPH Segment
The following table provides summary financial data regarding our IPH segment results of operations for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2016	2015
Operating revenues
Energy	$527	$589	$(62)	(11)%
Capacity	49	40	9	23%
Mark-to-market income, net	3	8	(5)	(63)%
Contract amortization	(10)	(18)	8	44%
Other	5	6	(1)	(17)%
Total operating revenues	574	625	(51)	(8)%
Operating costs
Cost of sales	(360)	(426)	66	15%
Contract amortization	18	24	(6)	(25)%
Total operating costs	(342)	(402)	60	15%
Gross margin	232	223	9	4%
Operating and maintenance expense	(143)	(160)	17	11%
Depreciation expense	(21)	(24)	3	13%
Impairments	(148)	—	(148)	NM
Acquisition and integration costs	8	—	8	NM
Other	(15)	—	(15)	NM
Operating income (loss)	(87)	39	(126)	NM
Depreciation and amortization expense	20	27	(7)	(26)%
Other income and expense, net	15	—	15	NM
EBITDA	(52)	66	(118)	(179)%
Acquisition and integration costs	(8)	—	(8)	NM
Adjustment to exclude noncontrolling interest	—	3	(3)	(100)%
Mark-to-market adjustments	(3)	(8)	5	63%
Impairments	148	—	148	NM
Other	(3)	—	(3)	NM
Adjusted EBITDA	$82	$61	$21	34%

Million Megawatt Hours Generated	11.6	14.7	(3.1)	(21)%
IMA for IPH Facilities (1)	88%	89%
Average Capacity Factor for IPH Facilities (2)	45%	55%
Average Quoted Market Power Prices ($/MWh) (3):
On-Peak: Indiana (Indy Hub)	$32.32	$35.17	$(2.85)	(8)%
Off-Peak: Indiana (Indy Hub)	$22.31	$25.41	$(3.10)	(12)%
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

Operating loss for 2016 was $87 million compared to operating income of $39 million for 2015. The $126 million decrease was due to higher capacity revenues and lower O&M costs, which were more than offset by impairment charges in 2016. Adjusted EBITDA increased by $21 million primarily due to higher capacity revenues due to higher pricing and lower O&M costs primarily due to fewer planned outages. This increase was partially offset by lower energy margin, net of hedges, primarily due to lower generation volumes as a result of mild winter weather.

Gas Segment
The following table provides summary financial data regarding our Gas segment results of operations for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
(dollars in millions, except for price information)	2016	2015
Operating Revenues
Energy	$1,179	$995	$184	18%
Capacity	336	270	66	24%
Mark-to-market income, net	77	74	3	4%
Contract amortization	(29)	(21)	(8)	(38)%
Other	76	66	10	15%
Total operating revenues	1,639	1,384	255	18%
Operating Costs
Cost of sales	(748)	(674)	(74)	(11)%
Contract amortization	(18)	5	(23)	NM
Total operating costs	(766)	(669)	(97)	(14)%
Gross margin	873	715	158	22%
Operating and maintenance expense	(214)	(134)	(80)	(60)%
Depreciation expense	(370)	(290)	(80)	(28)%
Impairments	(9)	—	(9)	NM
Other	(1)	(1)	—	—%
Operating income	279	290	(11)	(4)%
Depreciation and amortization expense	418	306	112	37%
Earnings (losses) from unconsolidated investment	7	(1)	8	NM
Other income and expense, net	12	—	12	NM
EBITDA	716	595	121	20%
Adjustment to reflect Adjusted EBITDA from unconsolidated investment	—	8	(8)	(100)%
Mark-to-market adjustments	(61)	(29)	(32)	(110)%
Impairments	9	—	9	NM
Non-cash compensation expense	2	—	2	NM
Other	1	1	—	—%
Adjusted EBITDA	$667	$575	$92	16%

Million Megawatt Hours Generated (5)	40.4	33.2	7.2	22%
IMA for Combined Cycle Facilities (1)(5)	97%	98%
Average Capacity Factor for Combined Cycle Facilities (2)(5)	61%	63%
Average Market On-Peak Spark Spreads ($/MWh) (3):
Commonwealth Edison (NI Hub)	$15.41	$14.91	$0.50	3%
PJM West	$23.79	$25.58	$(1.79)	(7)%
North of Path 15 (NP 15)	$12.32	$14.63	$(2.31)	(16)%
New York—Zone A	$26.66	$29.49	$(2.83)	(10)%
Mass Hub	$14.49	$15.77	$(1.28)	(8)%
AD Hub	$28.88	$34.41	$(5.53)	(16)%
Average Market Off-Peak Spark Spreads ($/MWh) (3):
Commonwealth Edison (NI Hub)	$4.68	$2.97	$1.71	58%
PJM West	$13.10	$10.71	$2.39	22%
North of Path 15 (NP 15)	$6.03	$7.75	$(1.72)	(22)%
New York—Zone A	$8.32	$14.12	$(5.80)	(41)%
Mass Hub	$3.46	$1.05	$2.41	230%
AD Hub	$13.36	$16.22	$(2.86)	(18)%
Average natural gas price—Henry Hub ($/MMBtu) (4)	$2.31	$2.78	$(0.47)	(17)%

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
Operating income decreased by $11 million primarily due to losses associated with our hedging transactions of $53 million and higher O&M costs of $45 million, partially offset by a $92 million contribution from newly acquired Duke Midwest and EquiPower plants in the first quarter of 2016. Adjusted EBITDA increased by $92 million primarily due to a $153 million contribution from newly acquired Duke Midwest and EquiPower plants, particularly in PJM, in the first quarter of 2016. The offsetting $61 million decrease was driven by (i) lower energy margin, net of hedges, primarily due to lower spark spreads and generation volumes driven by mild winter weather and (ii) higher O&M costs associated with planned major maintenance outages, at which time, plant capacity uprates were installed.
Outlook
Since October 2012 we have continued to reposition our fleet to build scale, leverage our existing infrastructure and concentrate on the most attractive power markets, while maintaining a disciplined cost structure. In 2013, our fleet capacity consisted of 65 percent MISO/CAISO resources and 35 percent PJM/ISO-NE/NYISO resources. Today our fleet capacity is made up of 33 percent MISO/CAISO and 67 percent PJM/ISO-NE/NYISO. Upon closing the Delta Transaction, which is expected to occur in the fourth quarter of 2016, our fleet capacity will consist of 24 percent MISO/CAISO and 76 percent PJM/ISO-NE/ERCOT/NYISO. Additionally, our fuel mix will transition to 66 percent gas and 34 percent coal versus our 2014 mix of 46 percent gas and 54 percent coal. Beginning in 2017 we will focus on strengthening our balance sheet through debt reduction primarily from operating cash flows and select asset sales.
We expect that our future financial results will continue to be impacted by market structure and prices for electric energy, capacity and ancillary services, including pricing at our plant locations relative to pricing at their respective trading hubs, the volatility of fuel and electricity prices, transportation and transmission logistics, weather conditions, and the availability of our plants. Further, there is a trend toward greater environmental regulation of all aspects of our business. As this trend continues, it is possible that we will experience additional costs related to water, air, and coal ash regulations.
Our Operating Segments
Coal. The Coal segment is comprised of 10 power generation facilities located within the MISO (1,913 MW), PJM (3,886 MW), and the ISO-NE (1,488 MW) regions, with a total generating capacity of 7,287 MW. On June 9, 2016, Dynegy announced that Hennepin will receive firm transmission service for a majority of the facility into the PJM control area beginning with Planning Year 2017-2018. Beginning June 1, 2017, Hennepin will pseudo-tie and offer energy and capacity for 260 MW to PJM. Hennepin’s remaining volume of approximately 34 MW will continue to be offered into MISO.
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
In PJM, we cleared 3,341 MW in the Planning Year 2014-2015 capacity auction and 3,331 MW in the Planning Year 2015-2016 capacity auction. PJM introduced its new Capacity Performance (“CP”) product beginning with Planning Year 2016-2017 capacity auction. In PJM, we cleared 3,566 MW in the Planning Year 2016-2017 capacity auction (1,702 MW legacy capacity and 1,864 MW CP), 3,377 MW in the Planning Year 2017-2018 capacity auction (2,027 MW legacy capacity and 1,350 MW CP). Beginning in Planning Year 2018-2019, PJM introduced Base Capacity (“Base”), which, alongside CP, replaced the legacy capacity product. Base capacity resources are those capacity resources that are not capable of sustained, predictable operation throughout the entire delivery year, but are capable of providing energy and reserves during hot weather operations. They are subject to non-performance charges assessed during emergency conditions, from June through September. In PJM, we cleared

3,347 MW in the Planning Year 2018-2019 capacity auction (1,734 MW Base and 1,613 MW CP), and 3,063 MW in the Planning Year 2019-2020 capacity auction (1,356 MW Base and 1,707 MW CP).
On May 3, 2016, Dynegy announced the shutdown of two units, or 1,220 MW at its Baldwin power generation facility in Baldwin, Illinois over the next year. This decision was made after the units failed to recover their basic operating costs in the most recent MISO auction. On October 17, 2016, we shut down Baldwin Unit 3. Due to bilateral sales of incremental capacity for Planning Year 2017-2018, we will continue to operate Baldwin Unit 1 through the next Planning Year. Additionally, our Brayton Point facility is expected to be retired in ISO-NE in June 2017. Upon the completion of the Hennepin to PJM pseudo-tie and the planned retirements and shutdowns, our Coal segment will include 5,799 MW of generation capacity, of which 1,653 MW will operate in MISO and 4,146 MW will operate in PJM.
As of October 12, 2016, our expected remaining generation volumes, excluding Brayton Point and the planned shutdowns, are approximately 76 percent hedged volumetrically for 2016. Excluding the planned retirements and shutdowns, our generation volumes are approximately 64 percent hedged volumetrically for 2017. We plan to continue our hedging program over a one- to three-year period using various instruments, including retail sales. Dynegy’s portfolio beyond the prompt year is primarily open to benefit from possible future power market pricing improvements. We use our retail business, Dynegy Energy Services, to hedge a portion of the output from our facilities.
As of October 12, 2016, excluding Brayton Point, the non-operated jointly-owned generating units, and the planned shutdowns, our expected coal requirements for 2016 are fully contracted and 98 percent priced. Our forecasted coal requirements for 2017, excluding the planned retirements and shutdowns, as well as the non-operated jointly-owned generating units, are 80 percent contracted and 78 percent priced. We look to procure and price additional fuel and transportation opportunistically. Our coal transportation requirements are fully contracted for 2016 and 99 percent contracted for 2017. Our coal transportation requirements are approximately 69 percent contracted for 2018 to 2020. A new long-term coal transportation agreement for our Kincaid facility was completed in 2015. The contract, which begins in 2017, reflects a reduction from the 2016 rate.
IPH. The IPH segment is comprised of five power generation facilities, totaling 3,563 MW and primarily operates in MISO. Joppa, which is within the Electric Energy, Inc. control area, is interconnected to Tennessee Valley Authority and Louisville Gas and Electric Company, but primarily sells its capacity and energy to MISO. We currently offer a portion of our IPH segment generating capacity and energy into PJM. As of June 1, 2016, our Coffeen, Duck Creek, E.D. Edwards, and Newton facilities have 937 MW, or 26 percent of IPH’s current capacity and energy, electrically tied into PJM through pseudo-tie arrangements. IPH will pseudo-tie an additional 240 MW into PJM from our Joppa facility beginning June 1, 2017. As of June 1, 2017, IPH will have 1,177 MW, or 33 percent of its capacity and energy, electrically tied into PJM through pseudo-tie arrangements.
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
As of September 15, 2016, the 615 MW unit, Unit 2, at the Newton power generation facility in Newton, Illinois has retired. This decision was made after Newton failed to recover its basic operating costs in the most recent MISO auction, in addition to a low power pricing environment and significant maintenance and environmental expenditures required to appropriately maintain the facility.
As of October 12, 2016, IPH’s expected remaining generation volumes are approximately 58 percent hedged volumetrically for 2016. IPH is approximately 55 percent hedged volumetrically for 2017. IPH will continue to use our retail business, Homefield Energy, to hedge a portion of the output from our IPH facilities. The retail hedges are well correlated to our facilities due to the close proximity of the hedge and through participation in FTR markets. Homefield Energy’s ability to keep and possibly grow its existing market share will impact IPH’s hedge levels in the future.
As of October 12, 2016, our expected coal requirements for IPH for 2016 are fully contracted and 84 percent priced. Our forecasted coal requirements for 2017 are 80 percent contracted and 53 percent priced. We look to procure and price additional fuel opportunistically. Our coal transportation requirements are fully contracted for 2016 and 2017. Our coal transportation requirements are approximately 67 percent contracted for 2018 to 2020. On March 31, 2015, we entered into a long-term coal transportation agreement for our Joppa facility which will begin in 2018 and includes a rate reduction from the 2017 rate.
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
In New York, 66 percent of our Independence facility’s winter capacity had been sold bilaterally prior to the most recent auction, covering the Winter 2016-2017 planning period. Including bilateral and auction sales as of October 12, 2016, 839 MW were sold for the Winter 2016-2017 planning period, 868 MW were sold for the Summer 2017 planning period, 580 MW were sold for the Winter 2017-2018 planning period, 565 MW were sold for the Summer 2018 planning period, 330 MW were sold for the Winter 2018-2019 planning period, and 255 MW were sold for the Summer 2019 planning period.
For our Moss Landing Units 1 and 2 in California, we sold incremental Resources Adequacy (“RA”) capacity to various counterparties for 2016. For the third and fourth quarters of 2016, we sold an average incremental 226 MW and 160 MW, respectively. In October 2015, we contracted RA capacity with Southern California Edison for Moss Landing Units 1 and 2 for 575 MW, 400 MW, and 850 MW, for calendar years 2017, 2018, and 2019, respectively. Our Moss Landing Units 6 and 7 have tolling and RA agreements in place that continue through December 31, 2016.
We participated in various Request for Offers for RA capacity procurement with various load serving entities for 2017, but did not secure an RA transaction to maintain the viability of Moss Landing Units 6 and 7. Because we are unable to recover basic operating expenses for these units, we announced on November 1, 2016 that Moss Landing Units 6 and 7 would shut down January 30, 2017. We submitted the required notice to the California ISO and the CPUC on November 1, 2016 and expect to receive approval on or about November 30, 2016.
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

Excluding volumes subject to tolling agreements, as of October 12, 2016, our Gas portfolio is 74 percent hedged volumetrically through 2016 and approximately 63 percent hedged volumetrically for 2017. As a result of the offsetting risks of our Gas and Coal segments, we are able to reduce the costs associated with hedging with third parties by executing a portion of our natural gas hedges with an affiliate. We continue to manage our remaining commodity price exposure to changing fuel and power prices in accordance with our risk management policy.
Capacity Markets
MISO. We currently have approximately 4,539 MW of power generation in MISO. This excludes the PJM pseudo-tie arrangements from the IPH fleet which began June 1, 2016. With the Hennepin and Joppa pseudo-ties that begin June 1, 2017, we will have approximately 4,039 MW in MISO for Planning Year 2017-2018. The capacity auction results for MISO Local Resource Zone 4, in which our assets are located, are as follows for each Planning Year:

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
We have sold capacity through the PJM and MISO capacity auctions, retail sales, and wholesale and bilateral transactions. Capacity sold into PJM from our MISO fleet is included in the PJM section.  The remaining MISO capacity sales through Planning Year 2019-2020 are as follows:

	2016-2017	2017-2018	2018-2019	2019-2020
Coal Segment:
Capacity sold (MW)	1,011	1,075	242	185
Average price per kW-month	$2.75	$3.39	$2.68	$2.60
IPH Segment:
Capacity sold (MW)	2,246	1,899	1,518	570
Average price per kW-month	$4.30	$4.63	$5.12	$5.20
A majority of the Mercury and Air Toxic Standards related asset retirements will conclude this year; however, we expect economic retirements to continue reducing reserve margins in MISO. MISO has a Planning Reserve Margin of 15.8 percent and has forecasted reserve margins of 15.8 percent for Planning Year 2017-2018, 15.6 percent for Planning Year 2018-2019, 15.3 percent for Planning Year 2019-2020, 15.4 percent for Planning Year 2020-2021, and 15.5 percent for Planning Year 2021-2022.
In May 2015, three complaints were filed at FERC regarding the Zone 4 results for the 2015-2016 PRA conducted by MISO. Dynegy is a named party in one of the complaints. The complainants, Public Citizen, Inc., the Illinois Attorney General, and Southwestern Electric Cooperative, Inc., have challenged the results of the PRA as unjust and unreasonable, requested rate relief/refunds, and requested changes to the MISO PRA structure going forward. Complainants have also alleged that Dynegy may have engaged in economic or physical withholding in Zone 4 constituting market manipulation in the 2015-2016 PRA. The MISO IMM, which was responsible for monitoring the MISO 2015-2016 PRA, determined that all offers were competitive and that no physical or economic withholding occurred.  The MISO IMM also stated, in a filing responding to the complaints, that there is no basis for the proposed remedies.  We complied fully with the terms of the MISO tariff in connection with the 2015-2016 PRA. In addition, the Illinois Industrial Energy Consumers filed a complaint at FERC against MISO on June 30, 2015, requesting prospective changes to the MISO tariff.
On October 1, 2015, FERC issued an order of non-public, formal investigation, stating that shortly after the conclusion of the 2015-2016 PRA, FERC’s Office of Enforcement began a non-public informal investigation into whether market manipulation or other potential violations of FERC orders, rules, and regulations occurred before or during the PRA. The Order noted that the investigation is ongoing, and that the order converting the informal, non-public investigation to a formal, non-public investigation does not indicate that FERC has determined that any entity has engaged in market manipulation or otherwise violated any FERC order, rule, or regulation. Further, FERC held a Staff-led technical conference on October 20, 2015, to obtain further information concerning potential changes to the MISO PRA structure going forward, including proposals made by complainants. The technical conference did not address the ongoing Office of Enforcement investigation.

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
On February 8, 2016, ISO-NE conducted the capacity auction for Planning Year 2019-2020 (FCA-10). In this auction, Rest-of-Pool cleared at $7.03 per kW-month. Performance incentive rules will go into effect for Planning Year 2018-2019, having the potential to increase capacity payments for those resources that are providing excess energy or reserves during a shortage event, while penalizing those that produce less than the required level.
We have sold capacity in FCAs, supplemental auctions, and through bilateral transactions. Our capacity sales, aggregated by Planning Year through Planning Year 2019-2020, are as follows:

	2016-2017	2017-2018	2018-2019	2019-2020
Capacity sold (MW)	3,683	2,186	2,195	2,240
Average price per kW-month	$3.24	$6.99	$9.64	$7.03
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

We have sold capacity in base residual auctions, incremental auctions, transitional auctions, and through bilateral transactions. Our capacity sales, aggregated by Planning Year and capacity type through Planning Year 2019-2020, are as follows:

	2016-2017	2017-2018	2018-2019	2019-2020
Capacity sold (MW)	9,762	10,837	9,911	9,803
Average price per MW-day	$120.53	$137.27	$182.46	$135.49
NYISO. We have approximately 1,156 MW of power generation in NYISO. The most recent seasonal auction results for NYISO's Rest-of-State zones, in which the capacity for our Independence plant clears, are as follows for each planning period:

	Winter 2014-2015	Summer 2015	Winter 2015-2016	Summer 2016	Winter 2016-2017
Price per kW-month	$2.90	$3.50	$1.25	$3.62	$0.75
We have sold capacity in seasonal strip auctions, supplemental auctions, and through bilateral transactions. Our capacity sales, aggregated by season through Summer 2019, are as follows:

	Summer 2016	Winter 2016-2017	Summer 2017	Winter 2017-2018	Summer 2018	Winter 2018-2019	Summer 2019
Capacity sold (MW)	927	839	868	580	565	330	255
Average price per kW-month	$3.36	$2.47	$3.44	$3.14	$3.66	$3.32	$3.39
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
We currently have approximately 2,694 MW of power generation in CAISO. With the retirement of Moss Landing 6 and 7, we will have approximately 1,185 MW in CAISO for 2017. The CAISO capacity market is a bilateral market in which Load Serving Entities are required to procure sufficient resources to meet their peak load plus a 15 percent reserve margin.  We transact with investor owned utilities, municipalities, community choice aggregators, retail providers, and other marketers through Request for Offers solicitations, broker markets, and directly with bilateral transactions for both the Standard and Flexible RA capacity. Beginning on or after November 1, 2016, CAISO is expected to implement the voluntary capacity auction for annual, monthly, and intra-month procurement to cover for deficiencies in the market. The voluntary competitive solicitation process FERC approved on October 1, 2015 will replace the existing pricing mechanism, Capacity Procurement Mechanism (“CPM”), and will provide another avenue to sell RA capacity. Like CPM, we expect this mechanism to be used infrequently because generation supply has been ample, and demand has been stagnant, mainly due to energy efficiency programs and distributed generation of residential and commercial rooftop solar.
Our capacity sales, aggregated by calendar year for the remainder of 2016 through 2019 for Moss Landing Units 1 and 2, are as follows:

	Remainder of 2016	2017	2018	2019
Capacity sold (Avg MW)	230	725	400	850
Other Market Developments
On January 25, 2016, the U.S. Supreme Court overturned the decision of the U.S. Court of Appeals for the District of Columbia Circuit and affirmed FERC’s jurisdiction over compensation to Demand Response providers in wholesale competitive markets and the compensation method as proscribed in FERC Order No. 745. The decision effectively maintains the status-quo with respect to Demand Response participation in the wholesale markets, because the ISOs/RTOs refrained from making changes to market design while the case was pending.
Environmental and Regulatory Matters
Please read Item 1. Business—Environmental Matters in our Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook—Environmental and Regulatory Matters in our Form 10-Q for the period ended June 30, 2016 for a detailed discussion of our environmental and regulatory matters.

Multi-Pollutant Air Emission Initiatives
IPH Variance. On September 2, 2016, IPH and Ameren Energy Medina Valley Cogen, LLC filed a motion with the IPCB to terminate the variance from the SO2 annual emission rate limits provided in the MPS. IPH has complied with all conditions of the variance, including retirement of Edwards Unit 1 on January 1, 2016. In addition, IPH has operated in compliance with the MPS SO2 limit during 2016. IPH retired Newton Unit 2 on September 15, 2016. This retirement, along with the use of dispatch management, will allow IPH to continue to comply with the SO2 limits in the MPS, thereby eliminating the need for the variance. As a result, the FGD systems construction project at our Newton generation facility was terminated. On October 27, 2016, the IPCB granted the motion to terminate the variance.
The Clean Water Act
Effluent Limitation Guidelines (“ELG”). We have evaluated the ELG final rule and at this time, we estimate the cost of our compliance with the ELG rule to be approximately $280 million to $345 million. The majority of ELG compliance expenditures are expected to occur in the 2016-2023 timeframe. As planning and work progress, we continue to review our estimates as well as timing of our capital expenditures. The following table presents the projected capital expenditures by period for ELG compliance as of September 30, 2016:

(amounts in millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Coal segment	$1	$98	$56	$60	$215
IPH segment	1	86	10	—	97
Total Consolidated ELGs	$2	$184	$66	$60	$312
The Clean Air Act
Cross-State Air Pollution Rule (“CSAPR”). In September 2016, the EPA issued its CSAPR update rule. In general, the rule lowers CSAPR’s overall NOx ozone season emissions budget beginning in 2017 to reflect the 2008 ozone National Ambient Air Quality Standards. Based on current projections for 2017, our gas-fired facilities will be allocated sufficient ozone season CSAPR NOx allowances and our coal-fired facilities will be required to acquire approximately 1,000 such allowances.
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
Coal Segment Groundwater. Please read Note 14—Commitments and Contingencies, Other Contingencies, Coal Segment Groundwater, for further discussion.

Asset Retirement Obligations
AROs are recorded as liabilities in our unaudited consolidated balance sheets at their Net Present Value (“NPV”) using interest rates ranging from 8.8 percent to 19.4 percent. The following table presents the NPV and projected obligation as of September 30, 2016:

		Projected Obligation by Period
(amounts in millions)	NPV	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Coal
CCR	$121	$—	$28	$41	$72	$141
Non-CCR	58	1	15	5	113	134
Total Coal segment	179	1	43	46	185	275

Gas
Non-CCR	22	—	11	—	45	56
Total Gas segment	22	—	11	—	45	56

IPH
CCR	70	—	6	42	63	111
Non-CCR	12	—	7	10	91	108
Total IPH segment	82	—	13	52	154	219
Total Consolidated AROs	$283	$1	$67	$98	$384	$550

Coal Segment. At September 30, 2016, Coal segment CCR AROs consisted of projected expenditures of $141 million related to surface impoundments and groundwater monitoring. Non-CCR AROs consisted of projected expenditures of $96 million related to asbestos removal, $30 million related to surface impoundments and groundwater monitoring, and $8 million related to landfill closures.
Gas Segment. At September 30, 2016, Gas segment Non-CCR AROs consisted of projected expenditures of $47 million related to decommissioning, $5 million related to asbestos removal, and $4 million related to surface impoundments and groundwater monitoring.
IPH Segment. At September 30, 2016, IPH segment CCR AROs consisted of projected expenditures of $111 million related to surface impoundments and groundwater monitoring. Non-CCR AROs consisted of projected expenditures of $68 million related to asbestos removal, $29 million related to surface impoundments and groundwater monitoring, and $11 million related to landfill closures.
RISK MANAGEMENT DISCLOSURES
The following table provides a reconciliation of the risk management data contained within our unaudited consolidated balance sheets on a net basis:

(amounts in millions)	As of and for the Nine Months Ended September 30, 2016
Fair value of portfolio at December 31, 2015	$(90)
Risk management losses recognized through the statement of operations in the period, net	(3)
Contracts realized or otherwise settled during the period	78
Changes in collateral/margin netting	(33)
Fair value of portfolio at September 30, 2016	$(48)

The net risk management liability of $48 million is the aggregate of the following line items in our unaudited consolidated balance sheets: Current Assets—Assets from risk management activities, Other Assets—Assets from risk management activities, Current Liabilities—Liabilities from risk management activities, and Other Liabilities—Liabilities from risk management activities.
Risk Management Asset and Liability Disclosures.  The following table provides an assessment of net contract values by year as of September 30, 2016, based on our valuation methodology:
Net Fair Value of Risk Management Portfolio

(amounts in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Market quotations (1)(2)	$(98)	$(1)	$(77)	$(14)	$(6)	$—	$—
Prices based on models (2)	(23)	(6)	(14)	(6)	1	2	—
Total (3)	$(121)	$(7)	$(91)	$(20)	$(5)	$2	$—
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

(3)
Excludes $73 million of broker margin and collateral that has been netted against Risk management liabilities in our unaudited consolidated balance sheets. Please read Note 5—Risk Management Activities, Derivatives, and Financial Instruments for further discussion.

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

•	beliefs about the outcome of legal, administrative, legislative, and regulatory matters;

•	projected operating or financial results, including anticipated cash flows from operations, revenues, and profitability;

•	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

•	our ability to mitigate forced outage risk, including managing risk associated with CP in PJM and performance incentives in ISO-NE;

•	our ability to optimize our assets through targeted investment in cost effective technology enhancements;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	efforts to secure retail sales and the ability to grow the retail business;

•	efforts to identify opportunities to reduce congestion and improve busbar power prices;

•	ability to mitigate impacts associated with expiring RMR and/or capacity contracts;

•	expectations regarding our compliance with the Credit Agreement, including collateral demands, interest expense, any applicable financial ratios, and other payments;

•	expectations regarding performance standards and capital and maintenance expenditures;

•	beliefs concerning the restructuring of Genco, including the RSA;

•	the timing and anticipated benefits to be achieved through our company-wide improvement programs, including our PRIDE initiative;

•	anticipated timing, outcome, and impact of the expected retirement of Brayton Point and the shutdown of Baldwin Units 1 and 3, and Moss Landing 6 and 7;

•
beliefs about the costs and scope of the ongoing demolition and site remediation efforts at the Vermilion and Wood River facilities and any potential future remediation obligations at the South Bay facility;

•	expectations regarding the synergies, completion, timing and anticipated benefits of the Delta Transaction;

•	expectations regarding the completion and timing of the Elwood Energy facility sale, and anticipated use of proceeds from such sale; and

•	beliefs regarding redevelopment efforts for the Morro Bay facility.
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
Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for a discussion of our exposure to commodity price variability and other market risks related to our net non-trading derivative assets and liabilities.  The following is a discussion of the more material of these risks and our relative exposures as of September 30, 2016.
Value at Risk (“VaR”).  The following table sets forth the aggregate daily VaR of the mark-to-market portion of our risk management portfolio primarily associated with the Coal and Gas segments.  The VaR calculation does not include market risks associated with the accrual portion of the risk management portfolio that is designated as “normal purchase, normal sale,” nor does it include expected future production from our generating assets.  Please read “VaR” in our Form 10-K for a complete description of our valuation methodology.  The daily VaR at September 30, 2016 compared to December 31, 2015 was lower due to a decrease in volatility and price.
Daily and Average VaR for Risk Management Portfolios

(amounts in millions)	September 30, 2016	December 31, 2015
One day VaR—95 percent confidence level	$8	$20
One day VaR—99 percent confidence level	$11	$29
Average VaR—95 percent confidence level for the rolling twelve months ended	$12	$8

Credit Risk.  The following table represents our credit exposure at September 30, 2016 associated with the mark-to-market portion of our risk management portfolio, on a net basis. We had exposure of less than $1 million related to non-investment grade quality counterparties.
Credit Exposure Summary

(amounts in millions)	Investment Grade Quality
Type of Business:
Financial institutions	$33
Utility and power generators	16
Total	$49
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
The absolute notional amounts associated with our interest rate contracts were as follows at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Interest rate swaps (in millions of U.S. dollars)	$771	$777
Fixed interest rate paid (percent)	3.19%	3.19%
Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2016.

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

2.1
Membership Interest Purchase Agreement, dated as of August 3, 2016, by and among Elwood Expansion Holdings, LLC, Elwood Energy Holdings, LLC, Tomcat Power, LLC, Elwood Energy Holdings II, LLC and J-POWER USA Development Co., Ltd. *(incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on August 4, 2016 File No. 001-33443).

4.1
2025 Notes Indenture, dated October 11, 2016, between Dynegy Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Inc. filed on October 11, 2016 File No. 001-33443).

**10.1	First Amendment to the Letter of Credit Reimbursement Agreement, dated August 10, 2016 among Dynegy Inc., Macquarie Bank Limited and Macquarie Energy LLC.
10.2
Guaranty, dated as of August 3, 2016, by Dynegy Inc., for the benefit of J-POWER USA Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on August 4, 2016 File No. 001-33443).

10.3	Restructuring Support Agreement dated October 14, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on October 14, 2016 File No. 001-33443).
**10.4	Amendment to Restructuring Support Agreement dated October 21, 2016.
**10.5	Amendment to Executive Participation Agreement by and between Dynegy Inc. and Mario E. Alonso effective October 24, 2016
**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________________
**   Filed herewith.

*
Schedules and exhibits to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Dynegy will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request by the Commission.

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

DYNEGY INC.

Date:	November 2, 2016	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer