Form 10-Q
period 2017-03-31
DYNEGY INC.
filed 2017-05-05
CIK 1379895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of our class of common stock, as of the latest practicable date: Common stock, $0.01 par value per share, 131,345,529 shares outstanding as of April 12, 2017.

DEFINITIONS
As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

ATSI	American Transmission Service, Inc.
CAA	Clean Air Act
CAISO	The California Independent System Operator
CDD	Cooling Degree Days
COMED	Commonwealth Edison
CPUC	California Public Utility Commission
CT	Combustion Turbine
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EMAAC	Eastern Mid-Atlantic Area Council
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FCA	Forward Capacity Auction
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
HDD	Heating Degree Days
IMA	In-market Asset Availability
IPCB	Illinois Pollution Control Board
IPH	IPH, LLC (formerly known as Illinois Power Holdings, LLC)
ISO	Independent System Operator
ISO-NE	Independent System Operator New England
kW	Kilowatt
LIBOR	London Interbank Offered Rate
MAAC	Mid-Atlantic Area Council
MISO	Midcontinent Independent System Operator, Inc.
MMBtu	One Million British Thermal Units
Moody’s	Moody’s Investors Service Inc.
MW	Megawatts
MWh	Megawatt Hour
NYISO	New York Independent System Operator
PJM	PJM Interconnection, LLC
PPL	PPL Electric Utilities, Corp.
PRIDE	Producing Results through Innovation by Dynegy Employees
RGGI	Regional Greenhouse Gas Initiative
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Services
SEC	U.S. Securities and Exchange Commission

i

PART I. FINANCIAL INFORMATION
Item 1—FINANCIAL STATEMENTS
DYNEGY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$467	$1,776
Restricted cash	—	62
Accounts receivable, net of allowance for doubtful accounts of $1 and $1, respectively	394	386
Inventory	513	445
Assets from risk management activities	129	130
Intangible assets	31	38
Prepayments and other current assets	157	150
Total Current Assets	1,691	2,987
Property, plant and equipment, net	9,719	7,121
Investment in unconsolidated affiliate	149	—
Restricted cash	—	2,000
Assets from risk management activities	34	16
Goodwill	799	799
Intangible assets	63	23
Assets held-for-sale	451	—
Other long-term assets	174	107
Total Assets	$13,080	$13,053

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except share data)

	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$287	$332
Accrued interest	205	81
Intangible liabilities	34	21
Accrued liabilities and other current liabilities	137	133
Liabilities from risk management activities	66	97
Asset retirement obligations	58	51
Debt, current portion, net	117	201
Total Current Liabilities	904	916
Liabilities subject to compromise (Note 18)	—	832
Debt, long-term portion, net	9,200	8,778
Liabilities from risk management activities	50	43
Asset retirement obligations	259	236
Deferred income taxes	35	5
Intangible liabilities	45	34
Other long-term liabilities	165	170
Total Liabilities	10,658	11,014
Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized:
Series A 5.375% mandatory convertible preferred stock, $0.01 par value; 4,000,000 shares issued and outstanding, respectively	400	400
Common stock, $0.01 par value, 420,000,000 shares authorized; 142,645,810 shares issued and 131,319,688 shares outstanding at March 31, 2017; 128,626,740 shares issued and 117,300,618 outstanding at December 31, 2016	1	1
Additional paid-in capital	3,321	3,547
Accumulated other comprehensive income, net of tax	34	21
Accumulated deficit	(1,330)	(1,927)
Total Dynegy Stockholders’ Equity	2,426	2,042
Noncontrolling interest	(4)	(3)
Total Equity	2,422	2,039
Total Liabilities and Equity	$13,080	$13,053

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$1,247	$1,123
Cost of sales, excluding depreciation expense	(757)	(545)
Gross margin	490	578
Operating and maintenance expense	(232)	(221)
Depreciation expense	(200)	(171)
Impairments	(20)	—
General and administrative expense	(40)	(37)
Acquisition and integration costs	(45)	(4)
Other	(2)	—
Operating income (loss)	(49)	145
Bankruptcy reorganization items (Note 18)	483	—
Earnings (losses) from unconsolidated investments	(1)	2
Interest expense	(167)	(142)
Other income and expense, net	17	1
Income before income taxes	283	6
Income tax benefit (expense) (Note 14)	313	(16)
Net income (loss)	596	(10)
Less: Net loss attributable to noncontrolling interest	(1)	—
Net income (loss) attributable to Dynegy Inc.	597	(10)
Less: Dividends on preferred stock	5	5
Net income (loss) attributable to Dynegy Inc. common stockholders	$592	$(15)

Earnings (Loss) Per Share (Note 16):
Basic earnings (loss) per share attributable to Dynegy Inc. common stockholders	$4.00	$(0.13)
Diluted earnings (loss) per share attributable to Dynegy Inc. common stockholders	$3.57	$(0.13)

Basic shares outstanding	148	117
Diluted shares outstanding	167	117

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited) (in millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$596	$(10)
Other comprehensive income (loss) before reclassifications:
Actuarial gain and plan amendment (net of tax of zero and zero, respectively)	15	—
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit (net of tax of zero and zero, respectively)	(2)	(1)
Other comprehensive income (loss), net of tax	13	(1)
Comprehensive income (loss)	609	(11)
Less: Comprehensive loss attributable to noncontrolling interest	(1)	—
Total comprehensive income (loss) attributable to Dynegy Inc.	$610	$(11)

See the notes to consolidated financial statements.

DYNEGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$596	$(10)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation expense	200	171
Non-cash interest expense	20	10
Amortization of intangibles	11	14
Risk management activities	(20)	(109)
(Earnings) loss from unconsolidated investments	1	(2)
Deferred income taxes	(313)	16
Impairments	20	—
Change in value of common stock warrants	(12)	(1)
Bankruptcy reorganization items	(483)	—
Other	16	13
Changes in working capital:
Accounts receivable, net	24	65
Inventory	33	18
Prepayments and other current assets	19	28
Accounts payable and accrued liabilities	38	43
Changes in non-current assets	—	(10)
Changes in non-current liabilities	(1)	3
Net cash provided by operating activities	149	249
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31)	(125)
Acquisitions, net of cash acquired	(3,263)	—
Distributions from unconsolidated investments	2	8
Net cash used in investing activities	(3,292)	(117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of debt issuance costs	425	198
Repayments of borrowings	(299)	(5)
Proceeds from issuance of equity, net of issuance costs	150	—
Preferred stock dividends paid	(5)	(5)
Interest rate swap settlement payments	(4)	(4)
Acquisition of noncontrolling interest	(375)	—
Payments related to bankruptcy financing	(119)	—
Other financing	(1)	(2)
Net cash provided by (used in) financing activities	(228)	182
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,371)	314
Cash, cash equivalents and restricted cash, beginning of period	3,838	544
Cash, cash equivalents and restricted cash, end of period	$467	$858

See the notes to consolidated financial statements.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Note 1—Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by the Generally Accepted Accounting Principles of the United States of America (“GAAP”).  The unaudited consolidated financial statements contained in this report include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Certain prior period amounts in our unaudited consolidated financial statements have been reclassified to conform to current year presentation. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017, which we refer to as our “Form 10-K.” Unless the context indicates otherwise, throughout this report, the terms “Dynegy,” “the Company,” “we,” “us,” “our,” and “ours” are used to refer to Dynegy Inc. and its direct and indirect subsidiaries.
We sell electric energy, capacity and ancillary services primarily on a wholesale basis from our power generation facilities. We also serve residential, municipal, commercial and industrial customers primarily in MISO and PJM through our Homefield Energy and Dynegy Energy Services retail businesses. We report the results of our power generation business as six segments in our unaudited consolidated financial statements: (i) PJM, (ii) ISO-NE/NYISO (“NY/NE”), (iii) ERCOT, (iv) MISO, (v) IPH, and (vi) CAISO. Our consolidated financial results also reflect corporate-level expenses such as general and administrative expense, interest expense, and income tax benefit (expense). All significant intercompany transactions have been eliminated. Please read Note 19—Segment Information for further discussion.
On February 2, 2017 (the “Emergence Date”), Illinois Power Generating Company (“Genco”) emerged from bankruptcy. Please read Note 18—Genco Chapter 11 Bankruptcy and Emergence for further discussion.
Note 2—Accounting Policies
The accounting policies followed by the Company are set forth in Note 2—Summary of Significant Accounting Policies in our Form 10-K. The accompanying unaudited consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. Accounting policies for all of our operations are in accordance with GAAP. Except for the adoption of new policies as described below, there have been no significant changes to our accounting policies during the three months ended March 31, 2017.
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
Accounting Standards Adopted
Statement of Cash Flows. In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15-Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. To reduce current and future diversity in practice, the amendments in this ASU provide guidance for several cash flow classification issues identified where current GAAP is either unclear or does not include specific guidance. We adopted this ASU on January 1, 2017 and applied the amendments on a retrospective basis. The adoption of this ASU affected the classification of prepayments for future planned outage work performed under long-term service agreements. The majority of the cash prepayments required under these agreements will now be reflected as cash outflows from investing activities and the remainder will be classified as cash outflows from operating activities, based on whether they are anticipated to be expensed or capitalized. As a result of the retrospective application of this ASU, we reclassified approximately $60 million of cash prepayments from operating activities to investing activities in our unaudited consolidated statement of cash flows for the three months ended March 31, 2016.
In November 2016, the FASB issued ASU 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this ASU as of January 1, 2017 and applied the amendments on a retrospective basis. As a result of the retrospective application of this ASU, changes in restricted cash of $2 million previously reflected as cash flows from operating activities is now reflected in Net increase (decrease) in cash, cash equivalents, and restricted cash in our unaudited consolidated statement of cash flows for the three months ended March 31, 2016. Additionally, restricted cash of $39 million and $37 million are now reflected in the beginning of period and end of period cash, cash equivalents and restricted cash line items, respectively, of the statement of cash flow for the three months ended March 31, 2016. Please read Note 7—Cash Flow Information for further discussion.
Compensation. In March 2016, the FASB issued ASU 2016-09-Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted this ASU on January 1, 2017 with no material impact on our unaudited consolidated financial statements.
Goodwill. In January 2017, the FASB issued ASU 2017-04-Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measure of goodwill, the amendments in this ASU eliminate step two from the goodwill impairment test. An entity will no longer be required to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination to determine the impairment of goodwill. The amendments in this ASU will now require goodwill impairment to be measured by the amount by which the carrying value of the reporting unit exceeds its fair value. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Upon adoption, an entity shall apply the guidance in this ASU prospectively with early adoption permitted for annual goodwill tests performed after January 1, 2017. We adopted this ASU on January 1, 2017 with no material impact on our unaudited consolidated financial statements.
Accounting Standards Not Yet Adopted
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
Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers (Topic 606). This ASU, and subsequently issued amendments to the standard, develop a common revenue standard by removing inconsistencies and weaknesses in revenue requirements, providing a more robust framework for addressing revenue issues, improving comparability of revenue recognition practices, providing more useful information to users of financial statements, and simplifying the preparation of financial statements. The guidance in this ASU and its amendments are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We have established an implementation team to assess the impact the new accounting standard will have on our financial statements upon adoption and have not identified a material change to the timing of our revenue recognition. Additionally, our implementation team is currently assessing the impact of the standard by reviewing revenue earned from contracts to determine if changes in our policies and controls are necessary. The implementation team has identified that we will need to expand our footnote disclosures to include a presentation of the source of our revenue. We believe this disclosure will include a regional presentation of our revenues, similar to our presentation of revenues by segment, disaggregated by revenue type - power sales, capacity sales, and ancillary services. We anticipate using the modified retrospective method, and, while our evaluation of the new accounting standard is still ongoing, we have not yet identified any significant changes to our existing policies and controls.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Note 3—Acquisitions and Divestitures
Acquisition
ENGIE Acquisition. On February 7, 2017 (the “ENGIE Acquisition Closing Date”), pursuant to the terms of the stock purchase agreement, as amended and restated on June 27, 2016, (the “ENGIE Acquisition Stock Purchase Agreement”), Dynegy acquired approximately 9,017 MW of generation from GDF SUEZ Energy North America, Inc. (“GSENA”) and International Power, S.A. (the “Seller”), including (i) 15 natural gas-fired facilities located in Illinois, Massachusetts, New Jersey, Ohio, Pennsylvania, Texas, Virginia, and West Virginia, (ii) one coal-fired facility in Texas, and (iii) one waste coal-fired facility in Pennsylvania for a base purchase price of approximately $3.3 billion in cash, subject to certain adjustments (the “ENGIE Acquisition”). On February 2, 2017, FERC issued an order accepting the December 27, 2016 Compliance Filing of Atlas Power Finance, LLC, Dynegy, and ECP (collectively, “Applicants”), which proposed mitigation measures in response to market power concerns identified by FERC in its December 22, 2016 order conditionally authorizing the ENGIE Acquisition. In this order, FERC accepted, among other commitments, Applicants’ proposal to divest at least 224 MW in the Southeast New England capacity zone in ISO-NE, and Applicants’ commitment to execute agreements to sell such capacity by August 7, 2017.
Stock Purchase Agreement-Terawatt and ECP Buyout. On February 24, 2016, Dynegy entered into a Stock Purchase Agreement with Terawatt Holdings, LP (“Terawatt”), an affiliate of the ECP Funds (the “PIPE Stock Purchase Agreement”), pursuant to which at the ENGIE Acquisition Closing Date, Dynegy issued to Terawatt 13,711,152 shares (the “PIPE Shares”) of Dynegy common stock for $150 million (the “PIPE Transaction”). In connection with the closing of the PIPE Transaction, Dynegy and Terawatt entered into an Investor Rights Agreement, (the “Investor Rights Agreement”). Under the Investor Rights Agreement, Terawatt is entitled to certain rights, including certain registration rights, rights of first refusal with respect to certain issuances of our equity and the designation of one individual to serve on our Board of Directors as long as Terawatt and its affiliates own at least 10 percent of our common stock. Further, the Investor Rights Agreement subjects Terawatt to certain obligations, including certain voting obligations and customary standstill and lock-up periods. Separately, Dynegy settled its payment obligation to Energy Capital Partners (“ECP”) of $375 million (the “ECP Buyout Price”). This payment is recorded as a reduction in additional paid-in capital in our unaudited consolidated balance sheet and is reflected as a purchase of a noncontrolling interest in financing activities in our unaudited consolidated statement of cash flows.
Business Combination Accounting. The ENGIE Acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date, February 7, 2017. A summary of the various techniques used to fair value the identifiable assets and liabilities, as well as their classification within the fair value hierarchy are listed below.

•	Working capital was valued using available market information (Level 2).

•
Acquired property, plant and equipment (“PP&E”), excluding those assets classified as held-for-sale, was valued using a discounted cash flow (“DCF”) analysis based upon a debt-free, free cash flow model (Level 3). The DCF model was created for each power generation facility based on its remaining useful life, and:

◦	for the years 2017 and 2018, included gross margin forecasts using quoted forward commodity market prices;

◦
for the years 2019 through 2026, we used gross margin forecasts based upon commodity and capacity price curves developed internally using forward New York Mercantile Exchange natural gas prices and supply and demand factors;

◦	for periods beyond 2026, we assumed a 2.5 percent growth rate.
We also used management’s forecasts of operations and maintenance expense, general and administrative expense, as well as capital expenditures for the years 2017 through 2021, and for years thereafter assumed a 2.5 percent growth rate. These cash flows were discounted using discount rates of approximately 9 percent to 13 percent for gas-fired, and approximately 13 percent to 14 percent for coal-fired, generation facilities, based upon the plant’s age, efficiency, region, and years until retirement.

•	Acquired PP&E classified as held-for-sale was valued based upon the sale price of the assets (Level 2).

•	Acquired derivatives were valued using the methods described in Note 6—Fair Value Measurements (Level 2 or Level 3).

•
Contracts with terms that were not at current market prices were also valued using a DCF analysis (Level 3).  The cash flows generated by the contracts were compared with their cash flows based on current market prices with the resulting difference recorded as either an intangible asset or liability.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

•	Asset retirement obligations (“AROs”) were recorded in accordance with ASC 410, Asset Retirement and Environmental Obligations (Level 3).
The following table summarizes the consideration paid and the provisional fair value amounts recognized for the assets acquired and liabilities assumed related to the ENGIE Acquisition, as of the acquisition date, February 7, 2017:

(amounts in millions)
Base purchase price	$3,300
Working capital adjustments and other (1)	(32)
Fair value of total consideration transferred	$3,268

Cash	$20
Accounts receivable	22
Inventory	101
Prepayments and other current assets	3
Assets from risk management activities (including current portion of $21 million)	25
Property, plant and equipment	2,751
Investment in unconsolidated affiliate	152
Intangible assets (including current portion of $7 million)	50
Assets held-for-sale	445
Other long-term assets	131
Total assets acquired	3,700

Accounts payable	24
Liabilities from risk management activities (including current portion of $13 million)	16
Asset retirement obligations	19
Intangible liabilities (including current portion of $16 million)	30
Deferred income taxes, net	342
Other long-term liabilities	1
Total liabilities assumed	432
Net assets acquired	$3,268
__________________________________________

(1)	Includes a non-cash working capital adjustment of $15 million.
The following table summarizes certain information related to the ENGIE Acquisition, which is included in our unaudited consolidated statements of operations:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Acquisition costs	$31	$2
Revenues	$78	N/A
Operating loss	$(17)	N/A

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Pro Forma Results. The unaudited pro forma financial results for the three months ended March 31, 2017 and 2016 assume the ENGIE Acquisition occurred on January 1, 2016. The unaudited pro forma financial results may not be indicative of the results that would have occurred had the acquisition been completed as of January 1, 2016, nor are they indicative of future results of operations.

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Revenue	$1,303	$1,286
Net income (loss)	$562	$(33)
Net income (loss) attributable to Dynegy Inc.	$563	$(33)
Divestitures
On February 23, 2017, Dynegy reached an agreement with LS Power for the sale of two peaking facilities in PJM for $480 million in cash. The assets to be sold, which were recently acquired in the ENGIE Acquisition, include the Armstrong and Troy facilities totaling 1,269 MW. The sale is expected to close in the second half of 2017 with the proceeds to be allocated to debt reduction.
As a result, we classified the Armstrong and Troy facilities as long-term assets held-for-sale. A detail of assets held-for-sale as of March 31, 2017 is presented below, in millions:

Inventory	$11
Property, plant & equipment	440
Assets held-for-sale	$451
Note 4—Unconsolidated Investments
Equity Method Investments
NELP. In connection with the ENGIE Acquisition, we acquired a 50 percent interest in Northeast Energy, LP (“NELP”), a joint venture with NextEra Energy, Inc., which indirectly owns the Bellingham NEA facility and the Sayreville facility. At March 31, 2017, our equity method investment in NELP included in our unaudited consolidated balance sheets was $149 million. Upon the acquisition of our NELP investment, we recognized basis differences in the net assets of approximately $14 million related to PP&E. These basis differences are being amortized over their respective useful lives. Our risk of loss related to our equity method investment is limited to our investment balance.
For the three months ended March 31, 2017, we recorded $1 million in equity losses related to our investment in NELP, which is reflected in Earnings from unconsolidated investments in our unaudited consolidated statements of operations. For the three months ended March 31, 2017, we received a distribution of $2 million, all of which was considered to be a return of investment using the cumulative earnings approach and reflected as Distributions from unconsolidated investments in our unaudited consolidated statements of cash flows.
Elwood. On November 21, 2016, Dynegy sold its 50 percent equity interest in Elwood Energy, LLC, a limited liability company (“Elwood Energy”) and Elwood Expansion LLC, a limited liability company (and together with Elwood Energy “Elwood”), to J-Power USA Development Co. Ltd. for approximately $173 million (the “Elwood Sale”).
For the three months ended March 31, 2016, we recorded $2 million in equity earnings related to our investment in Elwood which is reflected in Earnings from unconsolidated investments in our unaudited consolidated statements of operations. For the three months ended March 31, 2016, we received distributions of $8 million, all of which was considered to be a return of investment using the accumulated earnings approach and reflected as Distributions from unconsolidated investments in our unaudited consolidated statements of cash flows.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Note 5—Risk Management Activities, Derivatives and Financial Instruments
The nature of our business involves commodity market and financial risks.  Specifically, we are exposed to commodity price variability related to our power generation business.  Our commercial team manages these commodity price risks with financially and physically settled contracts consistent with our commodity risk management policy.  Our treasury team manages our interest rate risk.
Our commodity risk management policy gives us the flexibility to sell energy and capacity and purchase fuel through a combination of spot market sales and near-term contractual arrangements (generally over a rolling one- to three-year time frame).  Our commodity risk management goal is to protect cash flow in the near-term while keeping the ability to capture value longer-term.
Many of our contractual arrangements are derivative instruments and are accounted for at fair value as part of Revenues in our unaudited consolidated statements of operations.  We have other contractual arrangements such as capacity forward sales arrangements, tolling arrangements, fixed price coal purchases, and retail power sales, which do not receive recurring fair value accounting treatment because these arrangements do not meet the definition of a derivative or are designated as “normal purchase, normal sale,” in accordance with ASC 815, Derivatives and Hedging.  As a result, the gains and losses with respect to these arrangements are not reflected in the unaudited consolidated statements of operations until the delivery occurs.
 Quantitative Disclosures Related to Financial Instruments and Derivatives
As of March 31, 2017, we had net purchases and sales of derivative contracts outstanding in the following quantities:

Contract Type	Quantity	Unit of Measure	Fair Value (1)
(dollars and quantities in millions)	Purchases (Sales)		Asset (Liability)
Commodity contracts:
Electricity derivatives (2)	(71)	MWh	$(40)
Electricity basis derivatives (3)	(19)	MWh	$(1)
Natural gas derivatives (2)	432	MMBtu	$54
Natural gas basis derivatives	139	MMBtu	$(4)
Physical heat rate derivatives	144/(16)	MMBtu/MWh	$8
Emissions derivatives	10	Metric Ton	$(13)
Interest rate swaps	767	U.S. Dollar	$(23)
Common stock warrants (4)	24	Warrant	$(6)
__________________________________________

(1)	Includes both asset and liability risk management positions but excludes margin and collateral netting of $66 million.

(2)	Mainly comprised of swaps and physical forwards.

(3)	Comprised of FTRs and swaps.

(4)	Each warrant is convertible into one share of Dynegy common stock.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Derivatives on the Balance Sheet.  The following tables present the fair value and balance sheet classification of derivatives in our unaudited consolidated balance sheets as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, there were no gross amounts available to be offset that were not offset in our unaudited consolidated balance sheets.

		March 31, 2017
			Gross amounts offset in the balance sheet
Contract Type	Balance Sheet Location	Gross Fair Value	Contract Netting	Collateral or Margin Received or Paid	Net Fair Value
(amounts in millions)
Derivative assets:
Commodity contracts	Assets from risk management activities	$336	$(173)	$—	$163
Total derivative assets		$336	$(173)	$—	$163

Derivative liabilities:
Commodity contracts	Liabilities from risk management activities	$(332)	$173	$66	$(93)
Interest rate contracts	Liabilities from risk management activities	(23)	—	—	(23)
Common stock warrants	Accrued liabilities, other current liabilities and other long-term liabilities	(6)	—	—	(6)
Total derivative liabilities		$(361)	$173	$66	$(122)
Total derivatives		$(25)	$—	$66	$41

		December 31, 2016
			Gross amounts offset in the balance sheet
Contract Type	Balance Sheet Location	Gross Fair Value	Contract Netting	Collateral or Margin Received or Paid	Net Fair Value
(amounts in millions)
Derivative assets:
Commodity contracts	Assets from risk management activities	$311	$(165)	$—	$146
Total derivative assets		$311	$(165)	$—	$146

Derivative liabilities:
Commodity contracts	Liabilities from risk management activities	$(329)	$165	$54	$(110)
Interest rate contracts	Liabilities from risk management activities	(30)	—	—	(30)
Common stock warrants	Accrued liabilities and other current liabilities	(1)	—	—	(1)
Total derivative liabilities		$(360)	$165	$54	$(141)
Total derivatives		$(49)	$—	$54	$5
Certain of our derivative instruments have credit limits that require us to post collateral. The amount of collateral required to be posted is a function of the net liability position of the derivative as well as our established credit limit with the respective counterparty. If our credit rating were to worsen, the counterparties could require us to post additional collateral. The amount of additional collateral that would be required to be posted would vary depending on the extent of change in our credit rating as well as the requirements of the individual counterparty. As of March 31, 2017, the aggregate fair value of all commodity derivative instruments containing credit-risk-related contingent features, in a liability position and not fully collateralized, is $9 million for which we have posted no collateral. Transactions with our clearing brokers are excluded as they are fully collateralized. Our

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

remaining derivative instruments do not have credit-related collateral contingencies as they are included within our first-lien collateral program.
The following table summarizes our cash collateral posted as of March 31, 2017 and December 31, 2016, within Prepayments and other current assets in our unaudited consolidated balance sheets and the amount applied against short-term risk management activities:

Location on Balance Sheet	March 31, 2017	December 31, 2016
(amounts in millions)
Gross collateral posted with counterparties	$101	$116
Less: Collateral netted against risk management liabilities	66	54
Net collateral within Prepayments and other current assets	$35	$62
Impact of Derivatives on the Unaudited Consolidated Statements of Operations
We elect not to designate derivatives related to our power generation business and interest rate instruments as cash flow or fair value hedges.  Thus, we account for changes in the fair value of these derivatives within our unaudited consolidated statements of operations.
Our unaudited consolidated statements of operations for the three months ended March 31, 2017 and 2016 include the impact of derivative financial instruments as presented below:

Derivatives Not Designated as Hedges	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2017	2016
(amounts in millions)
Commodity contracts	Revenues	$184	$192
Interest rate contracts	Interest expense	$2	$(8)
Common stock warrants	Other income and (expense), net	$12	$1
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

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

The following tables set forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and are presented on a gross basis before consideration of amounts netted under master netting agreements and the application of collateral and margin paid:

	Fair Value as of March 31, 2017
(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$161	$10	$171
Natural gas derivatives	—	131	16	147
Physical heat rate derivatives	—	17	—	17
Emissions derivatives	—	1	—	1
Total assets from commodity risk management activities	$—	$310	$26	$336
Liabilities:				.
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(185)	$(27)	$(212)
Natural gas derivatives	—	(79)	(18)	(97)
Physical heat rate derivatives	—	(9)	—	(9)
Emissions derivatives	—	(14)	—	(14)
Total liabilities from commodity risk management activities	—	(287)	(45)	(332)
Liabilities from interest rate contracts	—	(23)	—	(23)
Liabilities from outstanding common stock warrants	(6)	—	—	(6)
Total liabilities	$(6)	$(310)	$(45)	$(361)

	Fair Value as of December 31, 2016
(amounts in millions)	Level 1	Level 2	Level 3	Total
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$118	$20	$138
Natural gas derivatives	—	169	4	173
Total assets from commodity risk management activities	$—	$287	$24	$311
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(245)	$(12)	$(257)
Natural gas derivatives	—	(52)	(10)	(62)
Emissions derivatives	—	(10)	—	(10)
Total liabilities from commodity risk management activities	—	(307)	(22)	(329)
Liabilities from interest rate contracts	—	(30)	—	(30)
Liabilities from outstanding common stock warrants	(1)	—	—	(1)
Total liabilities	$(1)	$(337)	$(22)	$(360)
Level 3 Valuation Methods. The electricity derivatives classified within Level 3 include financial swaps executed in illiquid trading locations or on long dated contracts, capacity contracts and FTRs.  The curves used to generate the fair value of the financial swaps are based on basis adjustments applied to forward curves for liquid trading points, while the curves for the capacity deals are based upon auction results in the marketplace, which are infrequently executed. The forward market price of FTRs is derived using historical congestion patterns within the marketplace and heat rate derivative valuations are derived using a Black-Scholes spread model, which uses forward natural gas and power prices, market implied volatilities, and modeled correlation

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

values. The natural gas derivatives classified within Level 3 include financial swaps, basis swaps, and physical purchases executed in illiquid trading locations or on long dated contracts.
Sensitivity to Changes in Significant Unobservable Inputs for Level 3 Valuations. The significant unobservable inputs used in the fair value measurement of our commodity instruments categorized within Level 3 of the fair value hierarchy include estimates of forward congestion, power price spreads, natural gas and coal pricing, and the difference between our plant locational prices to liquid hub prices. Power price spreads, natural gas and coal pricing, and the difference between our plant locational prices to liquid hub prices are generally based on observable markets where available, or derived from historical prices and forward market prices from similar observable markets when not available. Increases in the price of the spread on a buy or sell position in isolation would result in a higher/lower fair value measurement. The significant unobservable inputs used in the valuation of Dynegy’s contracts classified as Level 3 as of March 31, 2017 are as follows:

Transaction Type	Quantity	Unit of Measure	Net Fair Value	Valuation Technique	Significant Unobservable Input	Significant Unobservable Input Range
(dollars in millions)
Electricity derivatives:
Forward contracts—power (1)	(19)	Million MWh	$(17)	Basis spread + liquid location	Basis spread	$4.25 - $6.25
FTRs	(12)	Million MWh	$—	Historical congestion	Forward price	$0 - $6.00
Natural gas derivatives (1)	119	Million MMBtu	$(2)	Illiquid location fixed price	Forward price	$2.50 - $3.00
__________________________________________

(1)	Represents forward financial and physical transactions at illiquid pricing locations and long-dated contracts.
The following tables set forth a reconciliation of changes in the fair value of financial instruments classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31, 2017
(amounts in millions)	Electricity Derivatives	Natural Gas Derivatives	Total
Balance at December 31, 2016	$8	$(6)	$2
Acquired derivatives	1	—	1
Total gains (losses) included in earnings	(46)	11	(35)
Settlements (1)	20	(7)	13
Balance at March 31, 2017	$(17)	$(2)	$(19)
Unrealized gains (losses) relating to instruments held as of March 31, 2017	$(46)	$11	$(35)

	Three Months Ended March 31, 2016
(amounts in millions)	Electricity Derivatives	Natural Gas Derivatives	Coal Derivatives	Total
Balance at December 31, 2015	$(18)	$(32)	$2	$(48)
Total gains included in earnings	8	5	—	13
Settlements (1)	(7)	9	(1)	1
Balance at March 31, 2016	$(17)	$(18)	$1	$(34)
Unrealized gains relating to instruments held as of March 31, 2016	$8	$5	$—	$13
_________________________________________

(1)	For purposes of these tables, we define settlements as the beginning of period fair value of contracts that settled during the period.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Gains and losses recognized for Level 3 recurring items are included in Revenues in our unaudited consolidated statements of operations for commodity derivatives.  We believe an analysis of commodity instruments classified as Level 3 should be undertaken with the understanding that these items generally serve as economic hedges of our power generation portfolio.  We did not have any transfers between Level 1, Level 2 and Level 3 for the three months ended March 31, 2017 and 2016.
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
During the three months ended March 31, 2017, as a result of impairment testing, we measured our Killen facility at fair value using a discounted cash flow model classified as Level 3 within the fair value hierarchy. See Note 9—Property, Plant and Equipment for further discussion. During the three months ended March 31, 2017, we fair valued the ENGIE Acquisition. See Note 3—Acquisitions and Divestitures for further discussion and for the fair value hierarchy classifications of the valuation.
Fair Value of Financial Instruments.  The following table discloses the fair value of financial instruments which are not recognized at fair value in our unaudited consolidated balance sheets.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes as of March 31, 2017 and December 31, 2016, respectively.

		March 31, 2017		December 31, 2016
(amounts in millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Dynegy Inc.:
Tranche C-1 Term Loan, due 2024 (1)	Level 2	$(2,130)	$(2,230)	$(1,994)	$(2,025)
Tranche B-2 Term Loan, due 2020 (1)	Level 2	$—	$—	$(219)	$(225)
Revolving Facility (1)	Level 2	$(300)	$(300)	$—	$—
6.75% Senior Notes, due 2019 (1)	Level 2	$(2,084)	$(2,163)	$(2,083)	$(2,137)
7.375% Senior Notes, due 2022 (1)	Level 2	$(1,732)	$(1,728)	$(1,731)	$(1,665)
5.875% Senior Notes, due 2023 (1)	Level 2	$(493)	$(456)	$(492)	$(431)
7.625% Senior Notes, due 2024 (1)	Level 2	$(1,236)	$(1,194)	$(1,237)	$(1,156)
8.034% Senior Notes, due 2024 (1)	Level 2	$(182)	$(171)	$—	$—
8.00% Senior Notes, due 2025 (1)	Level 2	$(738)	$(718)	$(738)	$(703)
7.00% Amortizing Notes, due 2019 (TEUs) (1)	Level 2	$(71)	$(75)	$(78)	$(90)
Forward capacity agreement (1)	Level 3	$(207)	$(207)	$(205)	$(205)
Inventory financing agreements	Level 3	$(61)	$(61)	$(129)	$(127)
Equipment financing agreements (1)	Level 3	$(83)	$(83)	$(73)	$(73)
Genco:
Liabilities subject to compromise (2)	Level 3	$—	$—	$(825)	$(366)
__________________________________________

(1)	Carrying amounts include unamortized discounts and debt issuance costs. Please read Note 12—Debt for further discussion.

(2)
Carrying amounts represent the Genco senior notes that have been classified as liabilities subject to compromise as of December 31, 2016. The fair value of the senior notes was equal to the Genco Plan consideration and is a Level 3 valuation due to a lack of observable inputs that make up the consideration. Please read Note 22—Genco Chapter 11 Bankruptcy in our Form 10-K for further details.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Note 7—Cash Flow Information
The supplemental disclosures of our non-cash investing and financing information are as follows:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Change in capital expenditures included in accounts payable	$5	$1
Change in capital expenditures pursuant to an equipment financing agreement	$9	$1
Issuance of 2017 Warrants	$17	$—
Issuance of senior notes as part of the Genco restructuring	$182	$—
Non-cash working capital adjustment to purchase price of the ENGIE acquisition	$15	$—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our unaudited consolidated balance sheets that sum to the total of the same such amounts shown in our unaudited consolidated statements of cash flows:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Cash and cash equivalents	$467	$821
Restricted cash included in current assets related to collateral	—	37
Total cash, cash equivalents and restricted cash	$467	$858

Note 8—Inventory
A summary of our inventories is as follows:

(amounts in millions)	March 31, 2017	December 31, 2016
Materials and supplies	$247	$182
Coal (1)	225	238
Fuel oil (1)	22	17
Gas	13	—
Emissions allowances (2)	6	8
Total	$513	$445
__________________________________________

(1)
At March 31, 2017, approximately $3 million and $9 million of the coal and fuel oil inventory, respectively, are part of an inventory financing agreement. At December 31, 2016, approximately $44 million and $12 million of the coal and fuel oil inventory, respectively, were part of an inventory financing agreement. Please read Note 12—Debt—Brayton Point Inventory Financing for further discussion.

(2)
At March 31, 2017 and December 31, 2016, a portion of this inventory was held as collateral by one of our counterparties as part of an inventory financing agreement. Please read Note 12—Debt—Emissions Repurchase Agreements for further discussion.

Note 9—Property, Plant and Equipment
A summary of our property, plant and equipment is as follows:

(amounts in millions)	March 31, 2017	December 31, 2016
Power generation	$10,072	$7,537
Buildings and improvements	1,184	944
Office and other equipment	117	98
Property, plant and equipment	11,373	8,579
Accumulated depreciation	(1,654)	(1,458)
Property, plant and equipment, net	$9,719	$7,121

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Impairments
Killen. On March 20, 2017, Dayton Power and Light Co., the partner and operator of Killen, announced the shutdown of its Killen generation facility by June 2018. We performed an impairment test which resulted in a negative fair value. As a result, we recorded an impairment charge of approximately $20 million recorded to Impairments in our unaudited consolidated statements of operations for the three months ended March 31, 2017.
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
The following tables present the ownership interests of the jointly owned facilities as of March 31, 2017 and December 31, 2016 included in our unaudited consolidated balance sheets. Each facility is co-owned with one or more other generation companies.

	March 31, 2017
(dollars in millions)	Ownership Interest	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress	Total
Miami Fort	64.0%	$208	$(44)	$4	$168
Stuart (1)(2)	39.0%	$—	$—	$3	$3
Conesville (1)	40.0%	$61	$(3)	$6	$64
Zimmer	46.5%	$116	$(29)	$6	$93
Killen (1)(2)(3)	33.0%	$—	$—	$—	$—

	December 31, 2016
(dollars in millions)	Ownership Interest	Property, Plant and Equipment	Accumulated Depreciation	Construction Work in Progress	Total
Miami Fort	64.0%	$207	$(39)	$4	$172
Stuart	39.0%	$—	$—	$4	$4
Conesville	40.0%	$61	$(3)	$6	$64
Zimmer	46.5%	$115	$(25)	$6	$96
Killen	33.0%	$19	$(2)	$3	$20
__________________________________________

(1)	Facilities not operated by Dynegy.

(2)	Scheduled to be retired by mid-2018.

(3)	Please read Note 9—Property, Plant and Equipment for further discussion of impairment recognized for the three months ended March 31, 2017.
On February 23, 2017, Dynegy reached an agreement with American Electric Power (“AEP”) to realign and consolidate each company’s ownership interests in the Conesville and Zimmer Power Stations in Ohio. Under the agreement, Dynegy will sell its 40 percent ownership interest in Conesville to AEP, and will acquire AEP’s 25.4 percent ownership interest in Zimmer. As a result, Dynegy will own 71.9 percent of the Zimmer facility and will no longer have an ownership interest in the AEP operated Conesville facility. No cash will be exchanged in the transaction and no additional debt will be incurred by either party. AEP will return a previously issued letter of credit totaling $58 million to Dynegy. The transaction is expected to close in the second half of 2017.
On April 21, 2017, Dynegy reached an agreement with AES Ohio Generation, LLC and The Dayton Power and Light Company (collectively, “AES”) under which Dynegy will purchase AES’ 28.1 percent interest in Zimmer and 36 percent interest

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

in Miami Fort for $50 million in cash and the assumption of certain liabilities, subject to customary adjustments. The transaction is expected to close in the second half of 2017.
Note 11—Intangible Assets and Liabilities
The following table summarizes the components of our intangible assets and liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Electricity contracts	$293	$(219)	$74	$260	$(206)	$54
Gas transport contracts	29	(9)	20	13	(6)	7
Total intangible assets	$322	$(228)	$94	$273	$(212)	$61

Intangible Liabilities:
Electricity contracts	$(31)	$20	$(11)	$(28)	$26	$(2)
Coal contracts	(49)	44	(5)	(49)	42	(7)
Coal transport contracts	(86)	76	(10)	(86)	73	(13)
Gas transport contracts	(60)	9	(51)	(41)	8	(33)
Gas storage contracts	(2)	—	(2)	—	—	—
Total intangible liabilities	$(228)	$149	$(79)	$(204)	$149	$(55)
Intangible assets and liabilities, net	$94	$(79)	$15	$69	$(63)	$6
The following table presents our amortization expense (revenue) of intangible assets and liabilities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Electricity contracts, net (1)	$15	$16
Coal contracts, net (2)	(2)	(12)
Coal transport contracts, net (2)	(2)	(7)
Gas transport contracts, net (2)	—	17
Total	$11	$14
__________________________________________

(1)	The amortization of these contracts is recognized in Revenues or Cost of sales in our unaudited consolidated statements of operations.

(2)	The amortization of these contracts is recognized in Cost of sales in our unaudited consolidated statements of operations.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

The following table summarizes the components of our contract based intangible assets and liabilities recorded in connection with the ENGIE Acquisition in February 2017:

(amounts in millions/months)	Gross Carrying Amount	Weighted-Average Amortization Period
Intangible Assets:
Electricity contracts	$34	39
Gas transport contracts	16	47
Total intangible assets	$50	41

Intangible Liabilities:
Electricity contracts	$(11)	32
Gas contracts	—	1
Gas transport contracts	(17)	35
Gas storage contracts	(2)	13
Total intangible liabilities	$(30)	33
Total intangible assets and liabilities, net	$20
Amortization expense (revenue), net related to intangible assets and liabilities recorded in connection with the ENGIE Acquisition for the next five years as of March 31, 2017 is as follows: 2017—$(7) million, 2018—$8 million, 2019—$17 million, 2020—$4 million and 2021—$(1) million.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Note 12—Debt
A summary of our long-term debt is as follows:

(amounts in millions)	March 31, 2017	December 31, 2016
Secured Obligations:
Tranche C-1 Term Loan, due 2024 (1)	$2,224	$2,000
Tranche B-2 Term Loan, due 2020	—	224
Revolving Facility	300	—
Forward Capacity Agreements	230	219
Inventory Financing Agreements	61	129
Subtotal secured obligations	2,815	2,572
Unsecured Obligations:
7.00% Amortizing Notes, due 2019 (TEUs)	73	80
6.75% Senior Notes, due 2019	2,100	2,100
7.375% Senior Notes, due 2022	1,750	1,750
5.875% Senior Notes, due 2023	500	500
7.625% Senior Notes, due 2024	1,250	1,250
8.034% Senior Notes, due 2024 (2)	182	—
8.00% Senior Notes, due 2025	750	750
Equipment Financing Agreements	110	97
Subtotal unsecured obligations	6,715	6,527
Total debt obligations	9,530	9,099
Unamortized debt discounts and issuance costs	(213)	(120)
	9,317	8,979
Less: Current maturities, including unamortized debt discounts and issuance costs, net	117	201
Total Long-term debt	$9,200	$8,778
__________________________________________

(1)	At December 31, 2016, the $2.0 billion Tranche C Term Loan was held by Dynegy Finance IV. Upon the close of the ENGIE Acquisition, this debt obligation became Dynegy Inc.’s secured obligation.

(2)	On the Genco Emergence Date, we issued the $182 million, 8.034 percent seven-year unsecured senior notes due 2024.
Credit Agreement
As of March 31, 2017, we had a $3.769 billion credit agreement, as amended, that consisted of (i) a $2.224 billion seven-year senior secured term loan facility (the “Tranche C-1 Term Loan”) and (ii) $1.545 billion in senior secured revolving credit facilities (the “Revolving Facility,” and collectively with the Tranche C-1 Term Loan the “Credit Agreement”). During the three months ended March 31, 2017, we made the following changes to the Credit Agreement:

•
On January 10, 2017, we amended the Credit Agreement (Fourth Amendment) to increase the revolver capacity by $45 million and to extend the maturity date on $450 million in revolver capacity to 2021, which was effective upon the ENGIE Acquisition Closing Date.

•
On the ENGIE Acquisition Closing Date, we amended the Credit Agreement (Fifth Amendment) to (i) reduce the interest rate applicable to the Tranche C Term Loan by 75 basis points and (ii) extend the maturity to 2024 of the existing Tranche B-2 Term Loan through the exchange of the outstanding initial Tranche B-2 Term Loan for the $2.224 billion Tranche C-1 Term Loan.

At March 31, 2017, there was $300 million drawn on the Revolving Facility. We also had outstanding letters of credit (“LCs”) of approximately $367 million, which reduce the amount available under the Revolving Facility. The Credit Agreement contains customary events of default and affirmative and negative covenants, subject to certain specified exceptions, including a

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Senior Secured Leverage Ratio (as defined in the Credit Agreement) calculated on a rolling four quarters basis. Under the Credit Agreement, if Dynegy utilizes 25 percent or more of its Revolving Facility, Dynegy must be in compliance with the Consolidated Senior Secured Net Debt to Consolidated Adjusted EBITDA ratio of 4.00:1.00. Our revolver usage at March 31, 2017 was 43 percent of the aggregate revolver commitment due to outstanding LCs and revolver draws. Based on the calculation outlined in the Credit Agreement, we were in compliance with these covenants as of March 31, 2017.
Under the terms of the Credit Agreement, existing balances under our Forward Capacity Agreement, Inventory Financing Agreements, and Equipment Financing Agreements are excluded from Net Debt.
Interest Rate Swaps. During 2017, we amended our interest rate swaps to more closely match the terms of our Tranche C-1 Term Loan. The swaps have an aggregate notional value of approximately $767 million at an average fixed rate of 3.03 percent and expire during the second quarter of 2020. In lieu of paying the breakage fees related to terminating the old swaps and issuing the new swaps, the costs were incorporated into the terms of the new swaps. As a result, any cash flows related to the settlement of the swaps are reflected as a financing activity in our unaudited consolidated statements of cash flows.
Amortizing Notes
On June 21, 2016, in connection with the issuance of the tangible equity units (“TEUs”), Dynegy issued the Amortizing Notes with a principal amount of approximately $87 million. The Amortizing Notes mature on July 1, 2019. Each installment payment per Amortizing Note will be paid in cash and will constitute a partial repayment of principal and a payment of interest, computed at an annual rate of 7 percent. Interest will be calculated on the basis of a 360 day year consisting of twelve 30 day months. Payments will be applied first to the interest due and payable and then to the reduction of the unpaid principal amount, allocated as set forth in the Indenture.
The Indenture limits, among other things, the ability of Dynegy to consolidate, merge, sell, or dispose all or substantially all of its assets. If a fundamental change occurs, or if Dynegy elects to settle the prepaid stock contracts (“SPCs”) early, then the holders of the Amortizing Notes will have the right to require Dynegy to repurchase the Amortizing Notes at a repurchase price equal to the principal amount of the Amortizing Notes as of the repurchase date (as described in the supplemental indenture) plus accrued and unpaid interest. The Indenture also contains customary events of default which would permit the holders of the Amortizing Notes to declare those Amortizing Notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely installment payments on the Amortizing Notes or other material indebtedness, the failure to satisfy covenants, and specified events of bankruptcy and insolvency.
Letter of Credit Facilities
Dynegy has an LC Reimbursement Agreement with Macquarie Bank Limited (“Macquarie Bank”), for an LC in an amount not to exceed $55 million. The expiry date of the facility was extended in August 2016 to September 19, 2017. At March 31, 2017, there was $55 million outstanding under this LC.
Illinois Power Marketing Company (“IPM”) has an LC and reimbursement agreement with an issuing bank in which the issuing bank agrees to issue standby LCs in stated amounts not to exceed $25 million to support performance obligations and other general corporate activities of IPM and Illinois Power Resources Generating, LLC. Upon the Emergence Date, the IPM LC facility was collateralized by an $18 million LC issued under the Revolving Facility, and previous cash collateral backing the facility was released and returned to Dynegy. As of March 31, 2017, there were $14 million in LCs outstanding under this facility.
Following the ENGIE Acquisition Closing Date, Dynegy entered into a Letter of Credit Reimbursement Agreement with an issuing bank, pursuant to which the issuing bank agreed to provide LCs in an amount not to exceed $50 million. The facility has a one-year tenor and may be extended at the Lender’s discretion for up to four additional one-year terms. As of March 31, 2017, there were $40 million in LCs outstanding under this facility.
Forward Capacity Agreement
On March 29, 2017, we replaced our existing bilateral contract with a financial institution to sell a portion of our forward cleared PJM capacity auction volumes from PJM during the Planning Year 2017-2018, in the amount of $110 million, with a contract to sell a portion of our forward cleared PJM capacity auction volumes from PJM during the Planning Year 2019-2020 in the amount of $121 million. Dynegy will continue to be subject to the performance obligations as well as any associated performance penalties and bonus payments for those planning years. Together with the previous sale of a portion, or $109 million, of our capacity payments from PJM during the Planning Year 2018-2019, which was unchanged, the transaction is accounted for as a debt issuance of $230 million with an implied interest rate of 4.7 percent.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Inventory Financing Agreements
Brayton Point Inventory Financing. Our Brayton Point facility has an inventory financing agreement (the “Inventory Financing Agreement”) for coal and fuel oil inventories, consisting of a debt obligation for existing and subsequent inventories, as well as a $15 million line of credit. Balances in excess of the $15 million line of credit are cash collateralized.
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
As of March 31, 2017, there was $13 million outstanding under this agreement. Both the debt obligation related to coal and the base level of fuel oil, as well as the line of credit, bear interest at an annual interest rate of the 3-month LIBOR plus 5.6 percent. An availability fee is calculated on a per annum rate of 0.25 percent. Additionally, we had no collateral postings. The Inventory Financing Agreement terminates, and the remaining obligation, if any, becomes due and payable on May 31, 2017.
Emissions Repurchase Agreements. In August 2015, we entered into two repurchase transactions with a third party in which we sold approximately $78 million of RGGI inventory and received cash. In February 2017, we repurchased approximately $30 million of the previously sold RGGI inventory. We are obligated to repurchase the remaining inventory in February 2018 at a specified price with an annualized carry cost of approximately 3.49 percent. As of March 31, 2017, there was $48 million, in aggregate, outstanding under these agreements.
Equipment Financing Agreements
Under certain of our contractual service agreements in which we receive maintenance and capital improvements for our gas-fueled generation fleet, we have obtained parts and equipment intended to increase the output, efficiency, and availability of our generation units. We have financed these parts and equipment under agreements with maturities ranging from 2017 to 2025. The portion of future payments attributable to principal will be classified as cash outflows from financing activities, and the portion of future payments attributable to interest will be classified as cash outflows from operating activities in our unaudited consolidated statements of cash flows. The related assets were recorded at the net present value of the payments of $83 million. The $27 million discount is currently being amortized as interest expense over the life of the payments.
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
Gas Index Pricing Litigation.  We, through our subsidiaries, and other energy companies are named as defendants in several lawsuits claiming damages resulting from alleged price manipulation and false reporting of natural gas prices to various index publications from 2000-2002. The cases allege that the defendants engaged in an antitrust conspiracy to inflate natural gas prices in three states (Kansas, Missouri, and Wisconsin) during the relevant time period. The cases are consolidated in a multi-district litigation proceeding pending in the United States District Court for Nevada.  On March 30, 2017, the court denied Plaintiffs’ motion to certify a class action, which may be subject to an interlocutory appeal requested by the plaintiffs on April 14, 2017.  At this time we cannot reasonably estimate a potential loss.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Advatech Dispute. On September 2, 2016, Genco terminated its Second Amended and Restated Newton Flue Gas Desulfurization System Engineering, Procurement, Construction and Commissioning Services Contract dated as of December 15, 2014 with Advatech, LLC. Advatech issued Genco its final invoice on September 30, 2016 totaling $81 million. Genco contested the invoice on October 3, 2016 and believes the proper amount is less than $1 million. On October 27, 2016, Advatech initiated the dispute resolution process under the Contract and filed for arbitration on March 17, 2017. Settlement discussions required under the dispute resolution process have been unsuccessful. We believe that the risk of a material loss related to this dispute to be remote.
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
CAA Section 114 Information Requests. In 2014, we received an information request from the EPA concerning our Wood River facility’s compliance with the Illinois State Implementation Plan (“SIP”) and associated permits. We responded to the EPA’s request and believe that there are no issues with Wood River’s compliance, but we are unable to predict the EPA’s response, if any. As of June 1, 2016, our Wood River facility has been retired.
In April 2017, we received an information request from the EPA concerning CAA compliance, including New Source Review requirements, at the Armstrong facility, which we acquired in February 2017. We are in the process of responding to that request.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

CAA Notices of Violation. In December 2014, the EPA issued an NOV alleging violation of opacity standards at the Zimmer facility, which we co-own and operate. The EPA previously had issued NOVs to Zimmer in 2008 and 2010 alleging violations of the CAA, the Ohio SIP, and the station’s air permits involving standards applicable to opacity, sulfur dioxide, sulfuric acid mist, and heat input. The NOVs remain unresolved. The EPA also issued NOVs in December 2014 for Killen and Stuart, and in February 2017 for Stuart, alleging violations of opacity standards. We jointly own but do not operate the Killen and Stuart facilities.
Edwards CAA Citizen Suit. In April 2013, environmental groups filed a CAA citizen suit in the U.S. District Court for the Central District of Illinois alleging violations of opacity and particulate matter limits at our IPH segment’s Edwards facility. In August 2016, the District Court granted the plaintiffs’ motion for summary judgment on certain liability issues. We filed a motion seeking interlocutory appeal of the court’s summary judgment ruling. In February 2017, the appellate court denied our motion for interlocutory appeal. The District Court has scheduled the remedy phase trial for October 2018. We dispute the allegations and will defend the case vigorously.
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
IPH Segment Groundwater. Groundwater monitoring results indicate that the CCR surface impoundments at each of the IPH segment facilities potentially impact onsite groundwater. In 2012, the IEPA issued violation notices alleging violations of groundwater standards at the Newton and Coffeen facilities’ CCR surface impoundments. In 2015, we submitted an assessment

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

monitoring report to the IEPA that identifies the Newton facility’s inactive unlined landfill as the likely source of groundwater quality exceedances at the facility’s active CCR landfill. In August 2016, the IEPA approved the report. We are monitoring groundwater in accordance with IEPA’s approval.
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
 Indemnifications and Guarantees
In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales agreements and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications, and guarantees in our contractual agreements, and such loss could be significant, in most cases management considers the probability of loss to be remote.  We have accrued no amounts with respect to the indemnifications as of March 31, 2017 because none were probable of occurring, nor could they be reasonably estimated.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Note 14—Income Taxes
We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant, unusual, or extraordinary transactions.  Income taxes for significant, unusual, or extraordinary transactions are computed and recorded in the period that the specific transaction occurs. The income taxes related to income (loss) from continuing operations were as follows:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Income tax benefit (expense) (1)	$313	$(16)
 ______________________________________

(1)
The three months ended March 31, 2017 include a $317 million benefit for a partial release of our valuation allowance as a result of the ENGIE Acquisition. The benefit was offset by a $4 million expense due to tax exposures in jurisdictions in which we do not have an offsetting deferred tax asset. The three months ended March 31, 2016 include a $15 million charge to deferred state income tax expense as a result of a change to our corporate tax structure.

As of March 31, 2017, we continued to maintain a valuation allowance against our net deferred tax assets in each jurisdiction as they arise as there was not sufficient evidence to overcome our historical cumulative losses to conclude that it is more-likely-than-not our net deferred tax assets can be realized in the future.
We have also increased our unrecognized tax benefits by $66 million as a result of the ENGIE Acquisition for uncertain tax positions included in GSENA’s tax returns prior to our ownership.
Note 15—Pension and Other Post-Employment Benefit Plans
We sponsor and administer defined benefit plans and defined contribution plans for the benefit of our employees and also provide other post-employment benefits to retirees who meet age and service requirements, which are further described in Note 19—Employee Compensation, Savings, Pension and Other Post-Employment Benefit Plans in our Form 10-K.
In the first quarter of 2017, the Dynegy pension and other post-employment plans were amended as a result of negotiations with former Duke Midwest union participants, IBEW Local 1347. As part of these amendments, the participants’ previous pension plan accrued benefits will be frozen as of December 31, 2017 and will begin accruing on January 1, 2018 with a minimum interest crediting rate of 4 percent. Other post-employment plans were amended to provide retiree medical plan benefits to only certain participants as of January 1, 2018. As a result of these amendments, we remeasured our benefit obligations and funded status of the affected plans and recorded a net-of-tax gain of approximately $15 million through accumulated other comprehensive income.
Components of Net Periodic Benefit Cost (Gain).  The components of net periodic benefit cost (gain) were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
(amounts in millions)	2017	2016	2017	2016
Service cost benefits earned during period	$4	$4	$—	$—
Interest cost on projected benefit obligation	5	5	—	1
Expected return on plan assets	(6)	(6)	—	(1)
Amortization of prior service credit	—	—	(1)	(1)
Net periodic benefit cost (gain)	$3	$3	$(1)	$(1)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Note 16—Stockholders' Equity
Preferred Stock
We pay quarterly dividends on our mandatory convertible preferred stock on February 1, May 1, August 1, and November 1 of each year, if declared by our Board of Directors. For the three months ended March 31, 2017 and 2016, we paid $5 million in dividends on February 1, 2017 and 2016, respectively.
Stock Purchase Agreement-Terawatt
On February 24, 2016, Dynegy entered into the PIPE Stock Purchase Agreement with Terawatt, pursuant to which at the ENGIE Acquisition Closing Date, Dynegy issued to Terawatt 13,711,152 common shares for $150 million. Please read Note 3—Acquisitions and Divestitures for further discussion.
ECP Buyout
As noted in Note 3—Acquisitions and Divestitures, Dynegy paid the ECP Buyout Price to ECP. This payment is reflected as a reduction in additional paid-in capital in our unaudited consolidated balance sheet as of March 31, 2017.
Earnings (Loss) Per Share
Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) is based on the weighted average number of common shares used for the basic earnings (loss) per share computation, adjusted for the incremental issuance of shares of common stock assuming (i) our stock options and warrants are exercised, (ii) our restricted stock units and performance stock units are fully vested under the treasury stock method, and (iii) our mandatory convertible preferred stock and the SPCs are converted into common stock under the if converted method. Please read Note 18—Capital Stock and Note 13—Tangible Equity Units in our Form 10-K for further discussion.
The following table reflects significant components of our weighted average shares outstanding used in the basic and diluted loss per share calculations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in millions)	2017	2016
Shares outstanding at the beginning of the period (1)	140	117
Weighted-average shares outstanding during the period of:
Shares issued under the PIPE Transaction	8	—
Basic weighted-average shares outstanding	148	117
Dilution from potentially dilutive shares (2)	19	—
Diluted weighted-average shares outstanding	167	117
_________________________________________

(1)
The minimum settlement amount of the TEUs, or 23,092,460 shares, are considered to be outstanding since the issuance date of June 21, 2016, and are included in the computation of basic earnings (loss) per share for the three months ended March 31, 2017. No such amounts were considered outstanding for the three months ended March 31, 2016. Please read Note 13—Tangible Equity Units in our Form 10-K for further discussion.

(2)	Shares included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2017 consist of:

•
5,425,700 additional shares upon settlement of the TEUs - which reflects the difference between the minimum settlement amount included in basic weighted-average shares outstanding and the maximum settlement amount (28,518,160 shares);

•	12,903,200 additional shares consisting of the maximum settlement amount of shares which can be converted from our outstanding mandatory convertible preferred stock; and

•	484,216 additional shares attributable to restricted stock units and performance stock units.
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three months ended March 31, 2016.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016, the following potentially dilutive securities were not included in the computation of diluted per share amounts because the effect would be anti-dilutive:

	Three Months Ended March 31,
(in millions of shares)	2017	2016
Stock options	2.8	2.8
Restricted stock units	—	1.3
Performance stock units	—	1.2
2012 Warrants	15.6	15.6
2017 Warrants	8.7	—
Series A 5.375% mandatory convertible preferred stock	—	12.9
Total	27.1	33.8
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income, net of tax, by component, are as follows:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Beginning of period	$21	$19
Other comprehensive income before reclassifications:
Actuarial gain and plan amendments (net of tax of zero and zero, respectively)	15	—
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit (net of tax of zero and zero, respectively) (1)	(2)	(1)
Net current period other comprehensive income (loss), net of tax	13	(1)
End of period	$34	$18
__________________________________________

(1)
Amounts are associated with our defined benefit pension and other post-employment benefit plans and are included in the computation of net periodic pension cost (gain). Please read Note 15—Pension and Other Post-Employment Benefit Plans for further discussion.

Note 17—Condensed Consolidating Financial Information
Dynegy’s senior notes are guaranteed by certain of our wholly owned subsidiaries. Not all of Dynegy’s subsidiaries guaranteed the senior notes. The following condensed consolidating financial statements present the financial information of (i) Dynegy (“Parent”), which is the parent and issuer of the senior notes, on a stand-alone, unconsolidated basis, (ii) the guarantor subsidiaries of Dynegy, (iii) the non-guarantor subsidiaries of Dynegy, and (iv) the eliminations necessary to arrive at the information for Dynegy on a consolidated basis. The 100 percent owned subsidiary guarantors, jointly, severally, fully, and unconditionally, guarantee the payment obligations under the senior notes. Please read Note 12—Debt for further discussion.
These statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Dynegy. The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements. The inclusion of Dynegy’s subsidiaries as either guarantor subsidiaries or non-guarantor subsidiaries in the condensed consolidating financial information is determined as of the most recent balance sheet date presented. On February 2, 2017, upon Genco’s emergence from bankruptcy, IPH (excluding Electric Energy, Inc.) became a guarantor to the senior notes. Accordingly, condensed consolidating financial information previously reported has been retroactively adjusted to reflect the status of Dynegy’s subsidiaries as either guarantor subsidiaries or non-guarantor subsidiaries as of March 31, 2017.
For purposes of the unaudited condensed consolidating financial statements, a portion of our intercompany receivable, which we do not consider to be likely of settlement, has been classified as equity as of March 31, 2017 and December 31, 2016.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Condensed Consolidating Balance Sheet as of March 31, 2017
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$321	$110	$36	$—	$467
Accounts receivable, net	143	2,910	25	(2,684)	394
Inventory	—	443	70	—	513
Other current assets	10	403	7	(103)	317
Total Current Assets	474	3,866	138	(2,787)	1,691
Property, plant and equipment, net	—	9,393	326	—	9,719
Investment in affiliates	16,557	—	—	(16,557)	—
Investment in unconsolidated affiliates	—	149	—	—	149
Goodwill	—	799	—	—	799
Assets held-for-sale	—	451	—	—	451
Other long-term assets	7	229	35	—	271
Intercompany note receivable	96	8	—	(104)	—
Total Assets	$17,134	$14,895	$499	$(19,448)	$13,080
Current Liabilities
Accounts payable	$2,294	$396	$281	$(2,684)	$287
Other current liabilities	286	306	128	(103)	617
Total Current Liabilities	2,580	702	409	(2,787)	904
Debt, long-term portion, net	8,930	239	31	—	9,200
Intercompany note payable	3,042	96	—	(3,138)	—
Other long-term liabilities	156	355	51	(8)	554
Total Liabilities	14,708	1,392	491	(5,933)	10,658
Stockholders’ Equity
Dynegy Stockholders’ Equity	2,426	16,549	8	(16,557)	2,426
Intercompany note receivable	—	(3,042)	—	3,042	—
Total Dynegy Stockholders’ Equity	2,426	13,507	8	(13,515)	2,426
Noncontrolling interest	—	(4)	—	—	(4)
Total Equity	2,426	13,503	8	(13,515)	2,422
Total Liabilities and Equity	$17,134	$14,895	$499	$(19,448)	$13,080

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Condensed Consolidating Balance Sheet as of December 31, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$1,529	$221	$26	$—	$1,776
Restricted cash	21	41	—	—	62
Accounts receivable, net	141	2,604	39	(2,398)	386
Inventory	—	326	119	—	445
Other current assets	12	408	2	(104)	318
Total Current Assets	1,703	3,600	186	(2,502)	2,987
Property, plant and equipment, net	—	6,772	349	—	7,121
Investment in affiliates	12,175	—	—	(12,175)	—
Restricted cash	2,000	—	—	—	2,000
Goodwill	—	799	—	—	799
Other long-term assets	2	109	35	—	146
Intercompany note receivable	—	8	—	(8)	—
Total Assets	$15,880	$11,288	$570	$(14,685)	$13,053
Current Liabilities
Accounts payable	$1,990	$443	$297	$(2,398)	$332
Other current liabilities	143	377	168	(104)	584
Total Current Liabilities	2,133	820	465	(2,502)	916
Liabilities subject to compromise	—	832	—	—	832
Debt, long-term portion, net	8,531	216	31	—	8,778
Intercompany note payable	3,042	—	—	(3,042)	—
Other long-term liabilities	132	313	51	(8)	488
Total Liabilities	13,838	2,181	547	(5,552)	11,014
Stockholders’ Equity
Dynegy Stockholders’ Equity	2,042	12,152	23	(12,175)	2,042
Intercompany note receivable	—	(3,042)	—	3,042	—
Total Dynegy Stockholders’ Equity	2,042	9,110	23	(9,133)	2,042
Noncontrolling interest	—	(3)	—	—	(3)
Total Equity	2,042	9,107	23	(9,133)	2,039
Total Liabilities and Equity	$15,880	$11,288	$570	$(14,685)	$13,053

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2017
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,139	$161	$(53)	$1,247
Cost of sales, excluding depreciation expense	—	(695)	(115)	53	(757)
Gross margin	—	444	46	—	490
Operating and maintenance expense	—	(201)	(31)	—	(232)
Depreciation expense	—	(176)	(24)	—	(200)
Impairments	—	(20)	—	—	(20)
General and administrative expense	(6)	(33)	(1)	—	(40)
Acquisition and integration costs	(44)	(1)	—	—	(45)
Other	—	—	(2)	—	(2)
Operating income (loss)	(50)	13	(12)	—	(49)
Bankruptcy reorganization items	(15)	498	—	—	483
Losses from unconsolidated investments	—	(1)	—	—	(1)
Equity in earnings from investments in affiliates	806	—	—	(806)	—
Interest expense	(161)	(6)	(3)	3	(167)
Other income and expense, net	17	3	—	(3)	17
Income (loss) before income taxes	597	507	(15)	(806)	283
Income tax benefit	—	313	—	—	313
Net income (loss)	597	820	(15)	(806)	596
Less: Net loss attributable to noncontrolling interest	—	(1)	—	—	(1)
Net income (loss) attributable to Dynegy Inc.	$597	$821	$(15)	$(806)	$597

Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$984	$139	$—	$1,123
Cost of sales, excluding depreciation expense	—	(472)	(73)	—	(545)
Gross margin	—	512	66	—	578
Operating and maintenance expense	—	(190)	(31)	—	(221)
Depreciation expense	—	(150)	(21)	—	(171)
General and administrative expense	(2)	(33)	(2)	—	(37)
Acquisition and integration costs	(3)	(1)	—	—	(4)
Operating income (loss)	(5)	138	12	—	145
Earnings from unconsolidated investments	—	2	—	—	2
Equity in earnings from investments in affiliates	118	—	—	(118)	—
Interest expense	(124)	(18)	—	—	(142)
Other income and expense, net	1	2	(2)	—	1
Income (loss) before income taxes	(10)	124	10	(118)	6
Income tax expense	—	(16)	—	—	(16)
Net income (loss) attributable to Dynegy Inc.	$(10)	$108	$10	$(118)	$(10)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2017
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$597	$820	$(15)	$(806)	$596
Other comprehensive income before reclassifications:
Actuarial gain and plan amendments, net of tax of zero	15	—	—	—	15
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit, net of tax of zero	(2)	—	—	—	(2)
Other comprehensive income, net of tax	13	—	—	—	13
Comprehensive income (loss)	610	820	(15)	(806)	609
Less: Comprehensive loss attributable to noncontrolling interest	—	(1)	—	—	(1)
Total comprehensive income (loss) attributable to Dynegy Inc.	$610	$821	$(15)	$(806)	$610

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(10)	$108	$10	$(118)	$(10)
Amounts reclassified from accumulated other comprehensive income:
Amortization of unrecognized prior service credit, net of tax of zero	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	(1)	—	—	—	(1)
Comprehensive income (loss)	(11)	108	10	(118)	(11)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Total comprehensive income (loss) attributable to Dynegy Inc.	$(11)	$108	$10	$(118)	$(11)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2017
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$(93)	$184	$58	$—	$149
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(28)	(3)	—	(31)
Acquisitions, net of cash acquired	(3,259)	(4)	—	—	(3,263)
Distributions from unconsolidated investments	—	2	—	—	2
Net intercompany transfers	254	—	—	(254)	—
Net cash used in investing activities	(3,005)	(30)	(3)	(254)	(3,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of debt issuance costs	425	—	—	—	425
Repayments of borrowings	(231)	(30)	(38)	—	(299)
Proceeds from issuance of equity, net of issuance costs	150	—	—	—	150
Preferred stock dividends paid	(5)	—	—	—	(5)
Interest rate swap settlement payments	(4)	—	—	—	(4)
Acquisition of noncontrolling interest	(375)	—	—	—	(375)
Payments related to bankruptcy financing	(119)	—	—	—	(119)
Net intercompany transfers	—	(248)	(6)	254	—
Intercompany borrowings, net of repayments	29	(28)	(1)	—	—
Other financing	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	(131)	(306)	(45)	254	(228)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,229)	(152)	10	—	(3,371)
Cash, cash equivalents, and restricted cash beginning of period	3,550	262	26	—	3,838
Cash, cash equivalents, and restricted cash end of period	$321	$110	$36	$—	$467

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2016
(amounts in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(14)	$307	$(44)	$—	$249
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(105)	(20)	—	(125)
Distributions from unconsolidated investments	—	8	—	—	8
Net intercompany transfers	339	—	—	(339)	—
Net cash provided by (used in) investing activities	339	(97)	(20)	(339)	(117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of debt issuance costs	—	198	—	—	198
Repayments of borrowings	(2)	(3)	—	—	(5)
Preferred stock dividends paid	(5)	—	—	—	(5)
Interest rate swap settlement payments	(4)	—	—	—	(4)
Net intercompany transfers	—	(345)	6	339	—
Other financing	(2)	—	—	—	(2)
Net cash provided by (used in) financing activities	(13)	(150)	6	339	182
Net increase (decrease) in cash, cash equivalents and restricted cash	312	60	(58)	—	314
Cash, cash equivalents and restricted cash, beginning of period	327	133	84	—	544
Cash, cash equivalents and restricted cash, end of period	$639	$193	$26	$—	$858
Note 18—Genco Chapter 11 Bankruptcy and Emergence
On December 9, 2016, Genco filed a petition (the “Bankruptcy Petition”) under title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On January 25, 2017, the Bankruptcy Court confirmed the Genco Plan and Genco emerged from bankruptcy on February 2, 2017. As a result, we eliminated $825 million of Genco senior notes and $7 million of accrued interest in exchange for:

•
On the Emergence Date, $113 million of cash, $182 million of new Dynegy seven year unsecured notes, and warrants (the “2017 Warrants”) to purchase up to 8.7 million shares of common stock with a fair value of $17 million.

•	On April 18, 2017, $3 million of cash, $3 million of new Dynegy seven-year unsecured notes, and 0.1 million 2017 Warrants with a fair value of less than $1 million.
The 2017 Warrants, which have an exercise price of $35 per share of common stock, have a seven-year term expiring on February 2, 2024 and are recorded as Other long-term liabilities in our consolidated balance sheet as of March 31, 2017.
Remaining holders of Genco senior notes have until July 17, 2017 (the 165th day after the Emergence Date) in order to exercise their rights to receive a distribution. As of March 31, 2017, we have accrued a liability of $28 million, comprised of $6 million for the April 18, 2017 distribution and $22 million for potential future distributions.

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

The following table summarizes the Company’s gain from the termination of the Genco senior notes, which is recognized in Bankruptcy reorganization items in our consolidated statement of operations for the three months ended March 31, 2017 (includes consideration for claims exchanged on April 18, 2017):

(amounts in millions)
Liabilities subject to compromise, which were terminated	$832
Less:
Seven-year unsecured notes	185
Cash consideration	116
Accrual for future potential distributions	22
2017 Warrants, at fair value	17
Legal and consulting fees	9
Bankruptcy reorganization items	$483
For income tax purposes, the income from cancellation of debt is excluded from taxable income in the current year and will instead reduce Genco’s tax attributes.
Note 19—Segment Information
We report the results of our operations in six segments: (i) PJM, (ii) NY/NE, (iii) ERCOT, (iv) MISO, (v) IPH, and (vi) CAISO. PJM also includes our Dynegy Energy Services retail business in Ohio and Pennsylvania. IPH also includes our Homefield Energy retail business in Illinois. Our consolidated financial results also reflect corporate-level expenses such as general and administrative expense, interest expense, and income tax benefit (expense).

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Reportable segment information, including intercompany transactions accounted for at prevailing market rates, for the three months ended March 31, 2017 and 2016 is presented below:
Segment Data as of and for the Three Months Ended March 31, 2017

(amounts in millions)	PJM	NY/NE	ERCOT	MISO	IPH	CAISO	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$630	$309	$17	$92	$175	$24	$—	$1,247
Intercompany and affiliate revenues	(8)	1	(1)	8	—	—	—	—
Total revenues	$622	$310	$16	$100	$175	$24	$—	$1,247

Depreciation expense	$(92)	$(62)	$(13)	$(7)	$(12)	$(12)	$(2)	$(200)
Impairments	(20)	—	—	—	—	—	—	(20)
General and administrative expense	—	—	—	—	—	—	(40)	(40)
Acquisition and integration costs	—	—	—	—	—	—	(45)	(45)

Operating income (loss)	$86	$(41)	$(28)	$17	$18	$(14)	$(87)	$(49)

Bankruptcy reorganization items	—	—	—	—	498	—	(15)	483
Losses from unconsolidated investments	(1)	—	—	—	—	—	—	(1)
Interest expense	—	—	—	—	—	—	(167)	(167)
Other income and expense, net	—	—	—	—	1	—	16	17
Income before income taxes								283
Income tax benefit	—	—	—	—	—	—	313	313
Net income								596
Less: Net loss attributable to noncontrolling interest								(1)
Net income attributable to Dynegy Inc.								$597

Total assets—domestic	$5,765	$3,720	$1,615	$340	$597	$473	$570	$13,080
Investment in unconsolidated affiliate	$72	$77	$—	$—	$—	$—	$—	$149
Capital expenditures	$(12)	$(6)	$(1)	$(1)	$(3)	$(3)	$(2)	$(28)

DYNEGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2017 and 2016

Segment Data as of and for the Three Months Ended March 31, 2016

(amounts in millions)	PJM	NY/NE	MISO	IPH	CAISO	Other and Eliminations	Total
Domestic:
Unaffiliated revenues	$557	$250	$125	$168	$23	$—	$1,123
Intercompany revenues	5	(1)	(3)	(1)	—	—	—
Total revenues	$562	$249	$122	$167	$23	$—	$1,123

Depreciation expense	$(85)	$(57)	$(8)	$(9)	$(11)	$(1)	$(171)
General and administrative expense	—	—	—	—	—	(37)	(37)
Acquisition and integration costs	—	—	—	—	—	(4)	(4)

Operating income (loss)	$177	$(2)	$13	$14	$(14)	$(43)	$145

Earnings from unconsolidated investments	2	—	—	—	—	—	2
Interest expense	—	—	—	—	—	(142)	(142)
Other income and expense, net	—	—	—	—	—	1	1
Income before income taxes							6
Income tax expense	—	—	—	—	—	(16)	(16)
Net loss attributable to Dynegy Inc.							$(10)

Total assets—domestic	$5,515	$2,909	$1,060	$897	$520	$807	$11,708
Investment in unconsolidated affiliate	$185	$—	$—	$—	$—	$—	$185
Capital expenditures	$(21)	$(22)	$(6)	$(11)	$(1)	$(4)	$(65)

DYNEGY INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended March 31, 2017 and 2016
Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form 10-K.
We are a holding company and conduct substantially all of our business operations through our subsidiaries.  We sell electric energy, capacity and ancillary services primarily on a wholesale basis from our power generation facilities. We also serve residential, municipal, commercial and industrial customers primarily in MISO and PJM through our Homefield Energy and Dynegy Energy Services retail businesses.  We currently own approximately 31,000 MW of generating capacity in twelve states and also provide retail electricity to residential, commercial, industrial, and municipal customers in Illinois, Ohio, and Pennsylvania. We report the results of our power generation business as six separate segments in our unaudited consolidated financial statements: (i) PJM, (ii) NY/NE, (iii) ERCOT, (iv) MISO (v) IPH and (vi) CAISO.

The charts below show our wholesale generation, retail load and Adjusted EBITDA contribution by fuel type during the first quarter.
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

Liquidity.  The following table summarizes our liquidity position at March 31, 2017 (amounts in millions):

Revolving facilities and LC capacity (1)	$1,675
Less:
Outstanding revolvers	(300)
Outstanding LCs (2)	(476)
Revolving facilities and LC availability	899
Cash and cash equivalents	467
Total available liquidity	$1,366
__________________________________________

(1)	Includes $1.545 billion in senior secured revolving credit facilities and $130 million related to LCs. Please read Note 12—Debt—Letter of Credit Facilities for further discussion.

(2)	Upon the closing of our pending transaction, AEP will return a previously issued LC totaling $58 million to Dynegy. Please read Note 10—Joint Ownership of Generating Facilities for further discussion.
Quarterly Liquidity Highlights:

•
January 2017 - Amended credit agreement (Fourth Amendment) to increase revolver capacity by $45 million and to extend the maturity date on $450 million in revolver capacity to 2021, which was effective upon the ENGIE Acquisition Closing Date.

•
February 2017 - Amended credit agreement (Fifth Amendment) to increase the Tranche C Term Loan amount by $224 million and to reduce interest rate by 75 basis points, which was effective upon the ENGIE Acquisition Closing Date. This is expected to save Dynegy approximately $100 million in interest costs over the next seven years.

•	February 2017 - Entered into new $50 million LC facility, which was effective upon the ENGIE Acquisition Closing Date.

•
February 2017 - Genco emerged from bankruptcy and, as a result, we eliminated $825 million of Genco senior notes. We exchanged $757 million of the Genco senior notes for $113 million cash, $182 million in Dynegy senior notes and 8.7 million 2017 Warrants.

•	February 2017 - Closed the ENGIE Acquisition for a base purchase price of $3.3 billion in cash.

•	February 2017 - Paid the ECP Buyout Price of $375 million.

•	February 2017 - Issued 13,711,152 common shares to Terawatt Holdings, LP for $150 million.

•
March 2017 - Refinanced previously monetized capacity under our Forward Capacity Sales Agreement by 24 months by replacing our sale of cleared capacity for Planning Year 2017-2018 with a sale for Planning Year 2019-2020.

•	April 2017 - We exchanged $15 million of the Genco senior notes for $3 million cash, $3 million in Dynegy senior notes and 0.1 million 2017 Warrants.

Cash Flows
The following table presents net cash from operating, investing, and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Net cash provided by operating activities	$149	$249
Net cash used in investing activities	$(3,292)	$(117)
Net cash provided by (used in) financing activities	$(228)	$182
Operating Activities
Changes in net cash provided by operating activities for the three months ended March 31, 2017 compared to March 31, 2016 were primarily due to:

(in millions)
Increase in cash provided by operation of our power generation facilities and retail operations	$2
Increase in interest payments on our various debt agreements	(2)
Increase in payments for acquisition-related costs	(35)
Decrease in cash provided by changes in working capital and other	(65)
$(100)
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
Collateral Postings. We use a portion of our capital resources in the form of cash and LCs to satisfy counterparty collateral demands. The following table summarizes our collateral postings to third parties at March 31, 2017 and December 31, 2016:

(amounts in millions)	March 31, 2017	December 31, 2016
Cash (1)	$103	$124
LCs	476	382
Total	$579	$506
__________________________________________

(1)
Includes broker margin as well as other collateral postings included in Prepayments and other current assets in our unaudited consolidated balance sheets. At March 31, 2017 and December 31, 2016, $66 million and $54 million, respectively, of cash posted as collateral were netted against Liabilities from risk management activities in our unaudited consolidated balance sheets.

Collateral postings increased from December 31, 2016 to March 31, 2017 primarily due to entry in the ERCOT market as a result of the ENGIE Acquisition. The fair value of our derivatives collateralized by first priority liens included liabilities of $131 million and $136 million at March 31, 2017 and December 31, 2016, respectively.

Investing Activities
Historical Investing Cash Flows. Changes in net cash used in investing activities for the three months ended March 31, 2017 compared to March 31, 2016 were primarily due to:

(in millions)
Cash paid, net of cash acquired for the ENGIE Acquisition	$(3,263)
Decrease in capital expenditures	94
Decrease in other investing activity	(6)
$(3,175)
Capital Expenditures.  Our capital spending by reportable segment was as follows:

	Three Months Ended March 31,		Estimated Remaining
(amounts in millions)	2017	2016	2017
PJM	$12	$21	$92
NY/NE	6	22	64
ERCOT	1	—	13
MISO	1	6	7
IPH	3	11	30
CAISO	3	1	31
Other	2	4	9
Total (1)(2)	$28	$65	$246
____________________________________

(1)	Includes capitalized interest of zero and $4 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Excludes prepayments of long-term service agreements until such time that the work is performed.
Capital spending in our PJM, MISO, and IPH segments primarily consisted of environmental and maintenance capital projects. Capital spending in our NY/NE, ERCOT, and CAISO segments primarily consisted of only maintenance capital projects.
Future Investing Cash Flows. The expected capital expenditures for the remainder of 2017 are noted above. The capital budget is subject to revision as opportunities arise or circumstances change.
Financing Activities
Historical Financing Cash Flows.  Changes in net cash provided by financing activities for the three months ended March 31, 2017 compared to the same period March 31, 2016 were primarily due to:

(in millions)
Increase in proceeds from long-term borrowings, net of issuance costs, primarily related to the draws on the Revolver, and the Tranche C-1 Term Loan	$425
Proceeds from issuance of equity related to the PIPE Transaction in 2017	150
Proceeds related to the Forward Capacity Agreement in 2016	(198)
Cash paid related to the ECP Buyout in 2017	(375)
Cash paid related to the Genco Bankruptcy in 2017	(119)
Increase in repayment of borrowings, primarily related to the Tranche B-2 Term Loan and Inventory Financing Agreements	(294)
Other financing activity	1
$(410)

Future Financing Cash Flows. Our future cash flows from financing activities include:

•	Principal payments on our debt instruments and other financial obligations;

•	Periodic payments to settle our interest rate swap agreements; and

•	Dividend payments on our mandatory convertible preferred stock.
Financing Trigger Events.  Our debt instruments and certain of our other financial obligations include provisions, which, if not met, could require early payment, additional collateral support or similar actions.  The trigger events include the violation of covenants (including, in the case of the Credit Agreement under certain circumstances, the senior secured leverage ratio covenant discussed below), defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events, acceleration of other financial obligations, and, in the case of the Credit Agreement, change of control provisions.  We do not have any trigger events tied to specified credit ratings or stock price in our debt instruments and are not party to any contracts that require us to issue equity based on credit ratings or other trigger events.  Please read Note 12—Debt for further discussion.
Financial Covenants
Credit Agreement. Our Credit Agreement contains customary events of default and affirmative and negative covenants, subject to certain specified exceptions, including a financial covenant specifying required thresholds for our senior secured leverage ratio calculated on a rolling four quarters basis.  To the extent Dynegy uses 25 percent or more of its Revolving Facility, the Fourth Amendment of the Credit Agreement requires that Dynegy must be in compliance with the Consolidated Senior Secured Net Debt to Consolidated Adjusted EBITDA ratio (as defined in the Credit Agreement). The Consolidated Senior Secured Net Debt to Consolidated Adjusted EBITDA ratio is 4.00:1.00. We were in compliance with these covenants as of March 31, 2017.
Existing balances under our Forward Capacity Agreement, Inventory Financing Agreements, and Equipment Financing Agreements are excluded from Net Debt, as defined in the Credit Agreement.
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
We pay quarterly dividends on our mandatory convertible preferred stock on February 1, May 1, August 1, and November 1 of each year, if declared by our Board of Directors. For the three months ended March 31, 2017 and 2016, we paid $5 million in dividends on February 1, 2017 and February 1, 2016, respectively.
On April 3, 2017, our Board of Directors declared a dividend on our mandatory convertible preferred stock of $1.34 per share, or approximately $5 million in the aggregate. The dividend is for the period beginning on February 1, 2017 and ending on April 30, 2017. Such dividends were paid on May 1, 2017, to stockholders of record as of April 15, 2017.
Credit Ratings
Our credit rating status is currently “non-investment grade” and our current ratings are as follows:

	Moody’s	S&P
Dynegy Inc.:
Corporate Family Rating	B2	B+
Senior Secured	Ba3	BB
Senior Unsecured	B3	B+
RESULTS OF OPERATIONS
Overview and Discussion of Comparability of Results
In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three months ended March 31, 2017 and 2016.  At the end of this section, we have included our business outlook for each segment.
We report the results of our power generation business primarily as six separate segments in our unaudited consolidated financial statements: (i) PJM, (ii) NY/NE, (iii) ERCOT, (iv) MISO, (v) IPH, and (vi) CAISO. Our consolidated financial results also reflect corporate-level expenses such as general and administrative expense, interest expense and income tax benefit (expense). All references to hedging within this Form 10-Q relate to economic hedging activities as we do not elect hedge accounting.
We completed the ENGIE Acquisition on February 7, 2017; therefore, the results of our newly acquired plants within our PJM, NY/NE and ERCOT segments are included in our consolidated results since the acquisition date. Please read Note 3—Acquisitions and Divestitures—ENGIE Acquisition for further discussion.
Consolidated Summary Financial Information — Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table provides summary financial data regarding our unaudited consolidated results of operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
(amounts in millions)	2017	2016
Revenues
Energy	$1,021	$820	$201
Capacity	203	184	19
Mark-to-market income, net	14	112	(98)
Contract amortization	(15)	(17)	2
Other	24	24	—
Total revenues	1,247	1,123	124
Cost of sales, excluding depreciation expense	(757)	(545)	(212)
Gross margin	490	578	(88)
Operating and maintenance expense	(232)	(221)	(11)
Depreciation expense	(200)	(171)	(29)
Impairments	(20)	—	(20)
General and administrative expense	(40)	(37)	(3)
Acquisition and integration costs	(45)	(4)	(41)
Other	(2)	—	(2)
Operating income (loss)	(49)	145	(194)
Bankruptcy reorganization items	483	—	483
Earnings (loss) from unconsolidated investments	(1)	2	(3)
Interest expense	(167)	(142)	(25)
Other income and expense, net	17	1	16
Income before income taxes	283	6	277
Income tax benefit (expense)	313	(16)	329
Net income (loss)	596	(10)	606
Less: Net loss attributable to noncontrolling interest	(1)	—	(1)
Net income (loss) attributable to Dynegy Inc.	$597	$(10)	$607

The following tables provide summary financial data regarding our operating income (loss) by segment for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017
(amounts in millions)	PJM	NY/NE	ERCOT	MISO	IPH	CAISO	Other	Total
Revenues	$622	$310	$16	$100	$175	$24	$—	$1,247
Cost of sales, excluding depreciation expense	(337)	(239)	(17)	(50)	(103)	(11)	—	(757)
Gross margin	285	71	(1)	50	72	13	—	490
Operating and maintenance expense	(87)	(48)	(14)	(26)	(42)	(15)	—	(232)
Depreciation expense	(92)	(62)	(13)	(7)	(12)	(12)	(2)	(200)
Impairments	(20)	—	—	—	—	—	—	(20)
General and administrative expense	—	—	—	—	—	—	(40)	(40)
Acquisition and integration costs	—	—	—	—	—	—	(45)	(45)
Other	—	(2)	—	—	—	—	—	(2)
Operating income (loss)	$86	$(41)	$(28)	$17	$18	$(14)	$(87)	$(49)

	Three Months Ended March 31, 2016
(amounts in millions)	PJM	NY/NE	MISO	IPH	CAISO	Other	Total
Revenues	$562	$249	$122	$167	$23	$—	$1,123
Cost of sales, excluding depreciation expense	(213)	(154)	(63)	(99)	(16)	—	(545)
Gross margin	349	95	59	68	7	—	578
Operating and maintenance expense	(87)	(40)	(38)	(45)	(10)	(1)	(221)
Depreciation expense	(85)	(57)	(8)	(9)	(11)	(1)	(171)
General and administrative expense	—	—	—	—	—	(37)	(37)
Acquisition and integration costs	—	—	—	—	—	(4)	(4)
Operating income (loss)	$177	$(2)	$13	$14	$(14)	$(43)	$145
Discussion of Consolidated Results of Operations
Revenues.  The following table summarizes the change in revenues by segment:

(amounts in millions)	PJM	NY/NE	ERCOT	MISO	IPH	CAISO	Total
Revenues, net of hedges, attributable to newly acquired ENGIE plants for the first quarter of 2017	$38	$23	$16	$—	$—	$—	$77
Higher (lower) power prices	54	62	—	2	(9)	4	113
Higher (lower) generation volumes (1)	19	19	—	(13)	1	(11)	15
Higher (lower) capacity revenues	(18)	(4)	—	1	17	2	(2)
Change in MTM value of derivative transactions	(43)	(39)	—	(13)	(2)	6	(91)
Lower (higher) contract amortization	—	(2)	—	—	2	1	1
Other (2)	10	2	—	1	(1)	(1)	11
Total change in revenues	$60	$61	$16	$(22)	$8	$1	$124
 _______________________________________

(1)	Increase primarily due to lower outages, offsetting decrease primarily due to plant shutdowns at our MISO and CAISO segments.

(2)	Other primarily consists of ancillary, tolling, transmission and gas revenues.

Cost of Sales.  The following table summarizes the change in cost of sales by segment:

(amounts in millions)	PJM	NY/NE	ERCOT	MISO	IPH	CAISO	Total
Cost of sales attributable to newly acquired ENGIE plants for the first quarter of 2017	$16	$10	$17	$—	$—	$—	$43
Higher (lower) prices	78	70	—	(1)	(2)	7	152
Higher (lower) generation volumes (1)	12	23	—	(12)	10	(10)	23
Higher (lower) transportation costs	1	—	—	—	—	(1)	—
Lower (higher) contract amortization	10	(15)	—	—	3	—	(2)
Other (2)	7	(3)	—	—	(7)	(1)	(4)
Total change in cost of sales	$124	$85	$17	$(13)	$4	$(5)	$212
 _______________________________________

(1)
Higher generation volumes primarily due to lower outages and increased run times at our PJM, NY/NE and IPH segments; offsetting decrease primarily due to plant shutdowns at our MISO and CAISO segments.

(2)	Other primarily consists of transmission expenses.
Operating and Maintenance Expense.  O&M expense increased by $11 million primarily due to the newly acquired ENGIE plants for the first quarter of 2017, partially offset by a decrease primarily due to plant shutdowns at our MISO segment.
Depreciation Expense.  Depreciation expense increased by $29 million primarily due to increases from the newly acquired ENGIE plants, additions, and changes in useful lives, offset by decreases due to impairments.
Impairments. Impairments increased by $20 million due to charges in 2017 at our PJM segment on our Killen facility. Please read Note 9—Property, Plant and Equipment for further discussion.
General and Administrative Expense.  General and administrative expense increased by $3 million primarily due to higher overhead associated with the ENGIE Acquisition and higher legal fees.
Acquisition and Integration Costs. Acquisition and integration costs increased by $41 million due to $31 million in advisory and consulting fees, and $10 million in severance, retention, and payroll costs related to the ENGIE Acquisition in 2017.
Bankruptcy Reorganization Items. Bankruptcy reorganization items increased by $483 million primarily due to the gain on extinguishment of debt and legal costs associated with the Genco bankruptcy reorganization. Please read Note 18—Genco Chapter 11 Bankruptcy and Emergence—Reorganization items for further discussion.
Interest Expense.  Interest expense increased by $25 million primarily due to interest on our Tranche C-1 Term Loan and 2025 Senior Notes. Please read Note 12—Debt for further discussion.
Other Income and Expense.  Other income and expense increased by $16 million primarily due to the change in fair value of our common stock warrants and interest income on the Tranche C Term Loan that was held in escrow.
Income Tax Benefit (Expense).  The net favorable change of $329 million was primarily due to a $317 million benefit associated with a partial release of our deferred tax asset valuation allowance during the three months ended March 31, 2017 as a result of the ENGIE Acquisition.
Net income (loss) attributable to Dynegy Inc. The $607 million increase was primarily due to (i) a $22 million loss attributable to newly acquired ENGIE plants in the first quarter of 2017, (ii) income from a $317 million deferred tax valuation allowance release in 2017, and (iii) a $483 million gain primarily due to extinguishment of debt associated with the Genco bankruptcy reorganization, partially offset by (i) $91 million in losses associated with our hedging transactions, (ii) $45 million in acquisition and integration costs related to the ENGIE Acquisition, and (iii) $20 million in impairment charges recorded in 2017.
Discussion of Adjusted EBITDA
Non-GAAP Measures. In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including EBITDA and Adjusted EBITDA as performance measures. These non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting our business. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures and are by definition an incomplete understanding of Dynegy and must be considered in conjunction with GAAP measures.

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
EBITDA and Adjusted EBITDA. We define EBITDA as earnings (loss) before interest expense, income tax expense (benefit) and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA adjusted to exclude (i) gains or losses on the sale of certain assets, (ii) the impacts of mark-to-market changes on derivatives related to our generation portfolio, as well as warrants, (iii) the impact of impairment charges, (iv) certain other costs such as those associated with acquisitions, (v) non-cash compensation expense, and (vi) other material or unusual items.
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

Adjusted EBITDA — Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table provides summary financial data regarding our Adjusted EBITDA by segment for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
(amounts in millions)	PJM	NY/NE	ERCOT	MISO	IPH	CAISO	Other	Total
Net income attributable to Dynegy Inc.								$597
Loss attributable to noncontrolling interest								(1)
Income tax benefit								(313)
Other income and expense, net								(17)
Interest expense								167
Loss from unconsolidated investments								1
Bankruptcy reorganization items								(483)
Operating income (loss)	$86	$(41)	$(28)	$17	$18	$(14)	$(87)	$(49)
Depreciation and amortization expense	100	68	13	8	14	15	2	220
Bankruptcy reorganization items	—	—	—	—	498	—	(15)	483
Loss from unconsolidated investments	(1)	—	—	—	—	—	—	(1)
Other income and expense, net	—	—	—	—	1	—	16	17
EBITDA	185	27	(15)	25	531	1	(84)	670
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude noncontrolling interest	1	—	—	—	—	—	—	1
Acquisition, integration and restructuring costs	—	—	—	—	—	—	46	46
Bankruptcy reorganization items	—	—	—	—	(498)	—	15	(483)
Mark-to-market adjustments, including warrants	(15)	15	6	(15)	(1)	(4)	(12)	(26)
Impairments	20	—	—	—	—	—	—	20
Non-cash compensation expense	—	—	—	—	—	—	5	5
Other	—	—	—	—	(1)	—	(2)	(3)
Adjusted EBITDA	$191	$42	$(9)	$10	$31	$(3)	$(32)	$230

The following table provides summary financial data regarding our Adjusted EBITDA by segment for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
(amounts in millions)	PJM	NY/NE	ERCOT	MISO	IPH	CAISO	Other	Total
Net loss attributable to Dynegy Inc.								$(10)
Income tax expense								16
Other income and expense, net								(1)
Interest expense								142
Earnings from unconsolidated investments								(2)
Operating income (loss)	$177	$(2)	$—	$13	$14	$(14)	$(43)	$145
Depreciation and amortization expense	83	75	—	9	10	12	1	190
Earnings from unconsolidated investments	2	—	—	—	—	—	—	2
Other income and expense, net	—	—	—	—	—	—	1	1
EBITDA	262	73	—	22	24	(2)	(41)	338
Adjustments to reflect Adjusted EBITDA from unconsolidated investments and exclude noncontrolling interest	3	—	—	—	—	—	—	3
Acquisition and integration costs	—	—	—	—	—	—	4	4
Mark-to-market adjustments, including warrants	(56)	(20)	—	(28)	(3)	2	(1)	(106)
Non-cash compensation expense	—	—	—	—	—	—	7	7
Other (1)	—	—	—	5	—	—	—	5
Adjusted EBITDA	$209	$53	$—	$(1)	$21	$—	$(31)	$251
__________________________________________

(1)
Other includes an adjustment to exclude Wood River’s energy margin and O&M costs of $5 million for the three months ended March 31, 2016. Adjusted EBITDA did not include this adjustment for the three months ended March 31, 2017.

Adjusted EBITDA decreased by $21 million. The newly acquired ENGIE plants contributed $15 million in the first quarter of 2017. The offsetting $36 million decrease was primarily driven by lower energy margin, net of hedges as a result of decreased spark spreads and higher gas costs at the PJM segment and decreased dark spreads at the NY/NE segment, both driven by mild weather. Please read Discussion of Segment Adjusted EBITDA for further information.

Discussion of Segment Adjusted EBITDA — Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
PJM Segment
The following table provides summary financial data regarding our PJM segment results of operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
(dollars in millions, except for price information)	2017	2016
Operating revenues
Energy	$498	$395	$103
Capacity	107	111	(4)
Mark-to-market income, net	15	56	(41)
Contract amortization	(9)	(10)	1
Other	11	10	1
Total operating revenues	622	562	60
Operating costs
Cost of sales	(340)	(226)	(114)
Contract amortization	3	13	(10)
Total operating costs	(337)	(213)	(124)
Gross margin	285	349	(64)
Operating and maintenance expense	(87)	(87)	—
Depreciation expense	(92)	(85)	(7)
Impairments	(20)	—	(20)
Operating income	86	177	(91)
Depreciation and amortization expense	100	83	17
Earnings (loss) from unconsolidated investments	(1)	2	(3)
EBITDA	185	262	(77)
Adjustments to reflect Adjusted EBITDA from unconsolidated investments	1	3	(2)
Mark-to-market adjustments	(15)	(56)	41
Impairments	20	—	20
Adjusted EBITDA (1)	$191	$209	$(18)

Million Megawatt Hours Generated (1)	13.4	13.0	0.4
IMA (1)(2):
Combined-Cycle Facilities	89%	98%
Coal-Fired Facilities	65%	77%
Average Capacity Factor (1)(3):
Combined-Cycle Facilities	68%	83%
Coal-Fired Facilities	60%	43%
CDDs (4)	2	2	—
HDDs (4)	2,226	2,449	(223)
Average Market On-Peak Spark Spreads ($/MWh) (5):
PJM West	$11.38	$18.73	$(7.35)
AD Hub	$12.63	$19.81	$(7.18)
Average Market On-Peak Power Prices ($/MWh) (6):
PJM West	$32.52	$31.49	$1.03
AD Hub	$31.39	$28.80	$2.59
Average natural gas price—TetcoM3 ($/MMBtu) (7)	$3.02	$1.82	$1.20

 __________________________________________

(1)
Adjusted EBITDA includes the activity of the assets acquired in the ENGIE Acquisition for our period of ownership. Million Megawatt Hours Generated and Average Capacity Factor include such activity for the full month of February. IMA includes such activity for March.

(2)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. The calculation excludes certain events outside of management control such as weather related issues. The calculation excludes CTs.

(3)	Reflects actual production as a percentage of available capacity. The calculation excludes CTs.

(4)	Reflects CDDs or HDDs for the PJM Region based on National Oceanic and Atmospheric Association (“NOAA”) data.

(5)
Reflects the average of the on-peak spark spreads available to a 7.0 MMBtu/MWh heat rate generator selling power at day-ahead prices and buying delivered natural gas at a daily cash market price and does not reflect spark spreads available to us.

(6)	Reflects the average of day-ahead settled prices for the periods presented and does not necessarily reflect prices we realized.

(7)	Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
Operating income decreased by $91 million primarily due to the following:

(in millions)
Income attributable to newly acquired plants in the first quarter of 2017	$13
Lower energy margin, net of hedges, primarily due to lower spark spreads as a result of mild winter weather and higher gas costs, partially offset by higher generation volumes due to lower outages	$(15)
Lower capacity revenues as a result of lower pricing	$(18)
Change in MTM value of derivative transactions	$(43)
Asset impairments	$(20)
Lower contract amortization	$(10)
Adjusted EBITDA decreased by $18 million primarily due to the following:

(in millions)
Contribution from newly acquired plants in the first quarter of 2017	$16
Lower energy margin, net of hedges, due to the following:
Lower spark spreads as a result of mild winter weather and higher gas costs	$(40)
Higher generation volumes primarily due to lower outages	$24
Lower capacity revenues as a result of lower pricing	$(18)

NY/NE Segment
The following table provides summary financial data regarding our NY/NE segment results of operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
(dollars in millions, except for price information)	2017	2016
Operating revenues
Energy	$273	$171	$102
Capacity	46	43	3
Mark-to-market income (loss), net	(15)	27	(42)
Contract amortization	(4)	(2)	(2)
Other	10	10	—
Total operating revenues	310	249	61
Operating costs
Cost of sales	(238)	(138)	(100)
Contract amortization	(1)	(16)	15
Total operating costs	(239)	(154)	(85)
Gross margin	71	95	(24)
Operating and maintenance expense	(48)	(40)	(8)
Depreciation expense	(62)	(57)	(5)
Other	(2)	—	(2)
Operating loss	(41)	(2)	(39)
Depreciation and amortization expense	68	75	(7)
EBITDA	27	73	(46)
Mark-to-market adjustments	15	(20)	35
Adjusted EBITDA (1)	$42	$53	$(11)

Million Megawatt Hours Generated (1)	4.7	3.9	0.8
IMA for Combined-Cycle Facilities (1)(2)	98%	89%
Average Capacity Factor for Combined-Cycle Facilities (1)(3)	37%	40%
CDDs (4)	—	—	—
HDDs (4)	2,772	2,719	53
Average Market On-Peak Spark Spreads ($/MWh) (5):
New York—Zone A	$10.99	$16.69	$(5.70)
Mass Hub	$6.63	$10.82	$(4.19)
Average Market On-Peak Power Prices ($/MWh) (6):
Mass Hub	$37.76	$33.85	$3.91
Average natural gas price—Algonquin Citygates ($/MMBtu) (7)	$4.45	$3.29	$1.16
__________________________________________

(1)
Adjusted EBITDA includes the activity of the assets acquired in the ENGIE Acquisition for our period of ownership. Million Megawatt Hours Generated and Average Capacity Factor include such activity for the full month of February. IMA includes such activity for March.

(2)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. The calculation excludes certain events outside of management control such as weather related issues. The calculation excludes our Brayton Point facility.

(3)	Reflects actual production as a percentage of available capacity. The calculation excludes our Brayton Point facility.

(4)	Reflects CDDs or HDDs for the ISO-NE Region based on NOAA data.

(5)
Reflects the average of the on-peak spark spreads available to a 7.0 MMBtu/MWh heat rate generator selling power at day-ahead prices and buying delivered natural gas at a daily cash market price and does not reflect spark spreads available to us.

(6)	Reflects the average of day-ahead settled prices for the periods presented and does not necessarily reflect prices we realized.

(7)	Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
Operating loss increased by $39 million primarily due to the following:

(in millions)
Loss attributable to newly acquired plants in the first quarter of 2017	$(5)
Lower energy margin, net of hedges, primarily due to lower dark spreads at Brayton Point as a result of mild winter weather, partially offset by higher generation volumes as a result of lower planned outages	$(5)
Lower capacity revenues as a result of lower pricing	$(4)
Change in MTM value of derivative transactions	$(39)
Lower contract amortization	$13
Adjusted EBITDA decreased by $11 million primarily due to the following:

(in millions)
Contribution from newly acquired plants in the first quarter of 2017	$8
Lower energy margin, net of hedges, due to the following:
Lower dark spreads at Brayton Point as a result of mild winter weather	$(15)
Higher generation volumes as a result of lower planned outages	$3
Lower capacity revenues as a result of lower pricing	$(4)

ERCOT Segment
The ERCOT segment includes the results of operations since the ENGIE Acquisition Closing Date. The following table provides summary financial data regarding our ERCOT segment for the three months ended March 31, 2017:

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
(dollars in millions, except for price information)	2017	2016
Operating revenues
Energy	$22	$—	NA
Mark-to-market loss, net	(6)	—	NA
Other	—	—	NA
Total operating revenues	16	—	NA
Operating costs
Cost of sales	(17)	—	NA
Total operating costs	(17)	—	NA
Gross margin	(1)	—	NA
Operating and maintenance expense	(14)	—	NA
Depreciation expense	(13)	—	NA
Operating loss	(28)	—	NA
Depreciation and amortization expense	13	—	NA
EBITDA	(15)	—	NA
Mark-to-market adjustments	6	—	NA
Adjusted EBITDA (1)	$(9)	$—	NA

Million Megawatt Hours Generated (1)	0.6	—	NA
IMA (1)(2):
Combined-Cycle Facilities	97%	—%
Coal-Fired Facility	93%	—%
Average Capacity Factor (1)(3):
Combined-Cycle Facilities	9%	—%
Coal-Fired Facility	18%	—%
CDDs (4)	267	120	147
HDDs (4)	494	758	(264)
Average Market On-Peak Spark Spreads ($/MWh) (5):
ERCOT North	$4.11	$6.65	$(2.54)
Average Market On-Peak Power Prices ($/MWh) (6):
ERCOT North	$23.54	$19.62	$3.92
Average natural gas price—Waha Hub ($/MMBtu) (7)	$2.78	$1.85	$0.93
 __________________________________________

(1)
Adjusted EBITDA includes the activity of the assets acquired in the ENGIE Acquisition for our period of ownership. Million Megawatt Hours Generated and Average Capacity Factor include such activity for the full month of February. IMA includes such activity for March only.

(2)
IMA is an internal measurement calculation that reflects the percentage of generation available when market prices are such that these units could be profitably dispatched. The calculation excludes certain events outside of management control such as weather related issues. The calculation excludes CTs.

(3)	Reflects actual production as a percentage of available capacity. The calculation excludes CTs.

(4)	Reflects CDDs or HDDs for the ERCOT Region based on NOAA data.

(5)
Reflects the average of the on-peak spark spreads available to a 7.0 MMBtu/MWh heat rate generator selling power at day-ahead prices and buying delivered natural gas at a daily cash market price and does not reflect spark spreads available to us.

(6)	Reflects the average of day-ahead settled prices for the periods presented and does not necessarily reflect prices we realized.

(7)	Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
Operating loss of $28 million primarily consisted of the following:

(in millions)
Energy margin	$5
MTM loss	$(6)
O&M costs	$(14)
Depreciation expense	$(13)
Adjusted EBITDA was a loss of $9 million primarily related to the following:

(in millions)
Energy margin	$5
O&M costs primarily due to planned outages	$(14)
The Adjusted EBITDA results above are reflective of ERCOT being a primarily summer-based cooling market. Due to this, outages are generally performed between March and April in preparation for summer months. During the first quarter, we had multiple planned outages.

MISO Segment
The following table provides summary financial data regarding our MISO segment results of operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
(dollars in millions, except for price information)	2017	2016
Operating revenues
Energy	$77	$88	$(11)
Capacity	7	6	1
Mark-to-market income, net	15	28	(13)
Other	1	—	1
Total operating revenues	100	122	(22)
Operating costs
Cost of sales	(50)	(63)	13
Total operating costs	(50)	(63)	13
Gross margin	50	59	(9)
Operating and maintenance expense	(26)	(38)	12
Depreciation expense	(7)	(8)	1
Operating income	17	13	4
Depreciation and amortization expense	8	9	(1)
EBITDA	25	22	3
Mark-to-market adjustments	(15)	(28)	13
Other (1)	—	5	(5)
Adjusted EBITDA	$10	$(1)	$11

Million Megawatt Hours Generated	2.7	3.3	(0.6)
IMA for Coal-Fired Facilities (2)	89%	89%
Average Capacity Factor for Coal-Fired Facilities (3)	65%	50%
CDDs (4)	57	28	29
HDDs (4)	2,203	2,424	(221)
Average Market On-Peak Power Prices ($/MWh) (5):
Indiana (Indy Hub)	$32.65	$25.61	$7.04
Commonwealth Edison (NI Hub)	$30.27	$27.34	$2.93
 __________________________________________

(1)
Other includes an adjustment to exclude Wood River’s energy margin and O&M costs of $5 million for the three months ended March 31, 2016. Adjusted EBITDA did not include this adjustment for the three months ended March 31, 2017.

(2)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. The calculation excludes certain events outside of management control such as weather related issues.

(3)	Reflects actual production as a percentage of available capacity.

(4)	Reflects CDDs or HDDs for the MISO Region based on NOAA data.

(5)	Reflects the average of day-ahead settled prices for the periods presented and does not necessarily reflect prices we realized.

Operating income increased by $4 million primarily due to the following:

(in millions)
Higher energy margin, net of hedges, primarily due to higher realized power prices driven by an increase in natural gas prices	$3
Higher capacity revenue primarily due to higher volumes partially offset by lower pricing	$1
Change in MTM value of derivative transactions	$(13)
Lower O&M costs due to shutdowns in 2016	$12
Adjusted EBITDA increased by $11 million primarily due to the following:

(in millions)
Higher energy margin, net of hedges, primarily due to higher realized power prices driven by an increase in natural gas prices	$3
Higher capacity revenue primarily due to higher volumes partially offset by lower pricing	$1
Lower O&M costs due to shutdowns in 2016	$7

IPH Segment
The following table provides summary financial data regarding our IPH segment results of operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
(dollars in millions, except for price information)	2017	2016
Operating revenues
Energy	$137	$145	$(8)
Capacity	39	22	17
Mark-to-market income, net	1	3	(2)
Contract amortization	(2)	(4)	2
Other	—	1	(1)
Total operating revenues	175	167	8
Operating costs
Cost of sales	(105)	(104)	(1)
Contract amortization	2	5	(3)
Total operating costs	(103)	(99)	(4)
Gross margin	72	68	4
Operating and maintenance expense	(42)	(45)	3
Depreciation expense	(12)	(9)	(3)
Operating income	18	14	4
Depreciation and amortization expense	14	10	4
Bankruptcy reorganization items	498	—	498
Other income and expense, net	1	—	1
EBITDA	531	24	507
Bankruptcy reorganization items	(498)	—	(498)
Mark-to-market adjustments	(1)	(3)	2
Other	(1)	—	(1)
Adjusted EBITDA	$31	$21	$10

Million Megawatt Hours Generated	3.8	3.3	0.5
IMA for IPH Facilities (1)	86%	86%
Average Capacity Factor for IPH Facilities (2)	52%	39%
CDDs (3)	57	28	29
HDDs (3)	2,203	2,424	(221)
Average Market On-Peak Power Prices ($/MWh) (4):
Indiana (Indy Hub)	$32.65	$25.61	$7.04
Commonwealth Edison (NI Hub)	$30.27	$27.34	$2.93
 ________________________________________

(1)
IMA is an internal measurement calculation that reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched. The calculation excludes certain events outside of management control such as weather related issues. The calculation excludes CTs.

(2)	Reflects actual production as a percentage of available capacity. The calculation excludes CTs.

(3)	Reflects CDDs or HDDs for the MISO Region based on NOAA data.

(4)	Reflects the average of day-ahead settled prices for the periods presented and does not necessarily reflect prices we realized.

Operating income increased by $4 million primarily due to the following:

(in millions)
Lower energy margin, net of hedges, primarily due to lower power prices due to transmission congestion, offset by higher generation due to fewer planned outages	$(8)
Higher capacity revenues due to higher price and volume	$17
Change in MTM value of derivative transactions	$(2)
Depreciation	$(3)
Adjusted EBITDA increased by $10 million primarily due to the following:

(in millions)
Lower energy margin, net of hedges due to the following:
Lower power prices primarily due to transmission congestion	$(13)
Higher generation due to fewer planned outages	$5
Higher capacity revenues due to higher price and volume	$17
CAISO Segment
The following table provides summary financial data regarding our CAISO segment results of operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,		Favorable (Unfavorable) $ Change
(dollars in millions, except for price information)	2017	2016
Operating revenues
Energy	$14	$21	$(7)
Capacity	4	2	2
Mark-to-market income (loss), net	4	(2)	6
Contract amortization	—	(1)	1
Other	2	3	(1)
Total operating revenues	24	23	1
Operating costs
Cost of sales	(11)	(16)	5
Total operating costs	(11)	(16)	5
Gross margin	13	7	6
Operating and maintenance expense	(15)	(10)	(5)
Depreciation expense	(12)	(11)	(1)
Operating loss	(14)	(14)	—
Depreciation and amortization expense	15	12	3
EBITDA	1	(2)	3
Mark-to-market adjustments	(4)	2	(6)
Adjusted EBITDA	$(3)	$—	$(3)

Million Megawatt Hours Generated	0.3	0.7	(0.4)
IMA for Combined-Cycle Facilities (1)	95%	99%
Average Capacity Factor for Combined-Cycle Facilities (2)	14%	29%
CDDs (3)	25	44	(19)
HDDs (3)	717	594	123
Average Market On-Peak Spark Spreads ($/MWh) (4):
North of Path 15 (NP 15)	$8.34	$10.71	$(2.37)
Average natural gas price—PG&E Citygate ($/MMBtu) (5)	$3.34	$2.20	$1.14

 __________________________________________

(1)
IMA is an internal measurement calculation that reflects the percentage of generation available when market prices are such that these units could be profitably dispatched. The calculation excludes certain events outside of management control such as weather related issues. The calculation excludes CTs.

(2)	Reflects actual production as a percentage of available capacity. The calculation excludes CTs.

(3)	Reflects CDDs or HDDs for the CAISO Region based on NOAA data.

(4)
Reflects the average of the on-peak spark spreads available to a 7.0 MMBtu/MWh heat rate generator selling power at day-ahead prices and buying delivered natural gas at a daily cash market price and does not reflect spark spreads available to us.

(5)	Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.
Operating loss was unchanged from 2016 but was impacted by the following:

(in millions)
Lower energy margin, net of hedges, primarily due to lower generation volumes as a result of higher competing hydroelectric generation	$(3)
Higher capacity revenues due to higher contracted volumes	$2
Change in MTM value of derivative transactions	$6
Higher O&M costs primarily due to planned outages and additions to AROs	$(5)
Adjusted EBITDA decreased by $3 million primarily due to the following:

(in millions)
Lower energy margin, net of hedges, primarily due to lower generation volumes as a result of higher competing hydroelectric generation	$(3)
Higher capacity revenues due to higher contracted volumes	$2
Higher O&M costs associated with planned outages	$(1)
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
Certain states (Illinois and New York) in our markets have passed legislation or orders whereby those states will subsidize certain nuclear energy producers. We believe that these subsidies will adversely affect the energy and capacity markets by artificially suppressing prices. As a result, we are currently a party to lawsuits in Illinois and New York challenging these subsidy programs. Other states including Connecticut, New Jersey and Pennsylvania are also considering similar nuclear subsidy programs. Please read Environmental and Regulatory Matters below for further discussion.
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

Our Operating Segments
PJM Segment. The PJM segment is comprised of 23 power generation facilities located within the PJM region, with a total generating capacity of 13,510 MW. We have recently announced the planned retirements of our jointly owned Stuart and Killen facilities by mid-2018.
In PJM, we are installing a total of 308 MW of uprates, which will be accomplished primarily through upgrades to the hot gas path components of our combined-cycle gas turbines and one peaking facility.  The uprates started in the fall of 2015 and are expected to be completed in the spring of 2018.
PJM introduced its new Capacity Performance (“CP”) product beginning with the Planning Year 2016-2017 capacity auction. CP resources must be capable of sustainable, predictable operation that allows them to be available to provide energy and reserves during performance assessment hours throughout the Delivery Year. Beginning in Planning Year 2018-2019, PJM introduced the Base product, which, alongside CP, replaced the legacy capacity product. Base capacity resources are those capacity resources that are not capable of sustained, predictable operation throughout the entire delivery year, but are capable of providing energy and reserves during hot weather operations. They are subject to non-performance charges assessed during emergency conditions, from June through September.
We use our retail business to hedge a portion of the energy output from our facilities. Our portfolio beyond 2018 is primarily open to benefit from possible future power market pricing improvements.
The following table reflects our hedging activities as of April 12, 2017:

	2017	2018	2019 to 2021
Generation volumes hedged	92%	51%	7%
Coal requirements contracted (1)	80%	73%	15%
Coal requirements priced (1)	80%	73%	4%
Coal transportation requirements contracted (1)	100%	100%	100%
__________________________________________

(1)	Excludes non-operated jointly-owned generating units.
PJM Capacity Market. The most recent Reliability Pricing Model auction results for the zones in which our assets are located, are as follows for each Planning Year:

	2016-2017		2017-2018		2018-2019		2019-2020
(price per MW-day)	Legacy Capacity	CP	Legacy Capacity	CP	Base	CP	Base	CP
RTO zone	$59.37	$134.00	$120.00	$151.50	$149.98	$164.77	$80.00	$100.00
MAAC zone	$119.13	$134.00	$120.00	$151.50	$149.98	$164.77	$80.00	$100.00
EMAAC zone	$119.13	$134.00	$120.00	$151.50	$210.63	$225.42	$99.77	$119.77
COMED zone	$59.37	$134.00	$120.00	$151.50	$200.21	$215.00	$182.77	$202.77
ATSI zone	$114.23	$134.00	$120.00	$151.50	$149.98	$164.77	$80.00	$100.00
PPL zone	$119.13	$134.00	$120.00	$151.50	$75.00	$164.77	$80.00	$100.00
Our capacity sales, net of purchases, aggregated by Planning Year and capacity type through Planning Year 2019-2020, are as follows:

	2016-2017	2017-2018	2018-2019	2019-2020
Legacy/Base auction capacity sold, net (MW)	4,123	3,569	2,172	1,722
CP auction capacity sold, net (MW)	6,703	7,859	8,526	9,046
Bilateral capacity sold, net (MW)	85	2	295	200
Total segment capacity sold, net (MW)	10,911	11,430	10,993	10,968
Average price per MW-day	$120.35	$143.33	$179.06	$128.85
Our Kendall facility has one tolling agreement for 85 MW that expires in 2017. Effective as of the closing of the ENGIE Acquisition, we acquired a 50% non-operating ownership interest in the Sayreville facility.

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
In New England, at our Lake Road and Milford-Connecticut facilities, we cleared 70 MW of new uprates in FCA-10, at a capacity rate of $7.03 per kW-month for seven years beginning with Planning Year 2019-2020 and extending through Planning Year 2025-2026. For FCA-11, we cleared a total of 34 MW of uprates at Lake Road and Casco Bay that did not qualify for a seven-year rate lock. Milford-Massachusetts cleared an incremental 53 MW of new capacity in FCA-11 that qualified the entire plant for a seven-year rate lock. Milford-Massachusetts will receive the FCA-11 clearing price of $5.30 per kW-month for 202 MW through Planning Year 2026-2027.
On February 2, 2017, FERC issued an order accepting the December 27, 2016 Compliance Filing of Atlas Power Finance, LLC, Dynegy, and ECP (collectively, “Applicants”), which proposed mitigation measures in response to market power concerns identified by FERC in its December 22, 2016 order conditionally authorizing the ENGIE Acquisition. In this order, FERC accepted, among other commitments, Applicants’ proposal to divest at least 224 MW in the Southeast New England capacity zone in ISO-NE, and Applicants’ commitment to execute agreements to sell the divested capacity by August 7, 2017. Our Brayton Point facility is expected to be retired in ISO-NE in June 2017.
The following table reflects our hedging activities as of April 12, 2017:

	2017	2018	2019 to 2021
Generation volumes hedged (1)	91%	23%	5%
__________________________________________

(1)	Excludes our Brayton Point facility and volumes subject to tolling agreements.
NYISO Capacity Market. We have approximately 1,212 MW of power generation in NYISO. The most recent seasonal auction results for NYISO's Rest-of-State zones, in which the capacity for our Independence plant clears, are as follows for each planning period:

	Winter 2016-2017	Summer 2017
Price per kW-month	$0.75	$3.00
Due to the short-term, seasonal nature of the NYISO capacity auctions, we monetize the majority of Independence’s capacity through bilateral trades. Our capacity sales, aggregated by season through Summer 2020, are as follows:

	Winter 2016-2017	Summer 2017	Winter 2017-2018	Summer 2018	Winter 2018-2019	Summer 2019	Winter 2019-2020	Summer 2020
Auction capacity sold (MW)	396	47	—	—	—	—	—	—
Bilateral capacity sold (MW)	775	868	780	620	330	255	118	50
Total capacity sold (MW)	1,171	915	780	620	330	255	118	50
Average price per kW-month	$1.95	$3.41	$2.48	$3.66	$3.32	$3.39	$3.43	$3.45
ISO-NE Capacity Market. We have approximately 5,331 MW of power generation in ISO-NE. The most recent FCA results for ISO-NE Rest-of-Pool, in which most of our assets are located, are as follows for each Planning Year:

	2016-2017	2017-2018	2018-2019	2019-2020	2020-2021
Price per kW-month	$3.15	$7.03	$9.55	$7.03	$5.30
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

Our capacity sales, aggregated by Planning Year through Planning Year 2020-2021, are as follows:

	2016-2017	2017-2018	2018-2019	2019-2020	2020-2021
Auction capacity sold (MW)	3,968	3,433	3,471	3,500	3,595
Bilateral capacity sold (MW)	199	148	91	44	—
Total capacity sold (MW)	4,167	3,581	3,562	3,544	3,595
Average price per kW-month	$3.19	$6.98	$10.08	$7.02	$5.38
ERCOT Segment. The ERCOT segment is comprised of six power generation facilities located within the ERCOT region, with a total generating capacity of 4,696 MW.
The following table reflects our hedging activities as of April 12, 2017:

	2017	2018	2019 to 2021
Generation volumes hedged	56%	50%	3%
Coal requirements contracted	100%	—%	—%
Coal requirements priced	100%	—%	—%
Coal transportation requirements contracted	100%	100%	—%
ERCOT Market. In addition to the energy and fuel hedges summarized in the table above we also hedge using the forward sale of ancillary services.
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
Dynegy’s portfolio beyond 2018 is primarily open to benefit from possible future power market pricing improvements. The following table reflects our hedging activities as of April 12, 2017:

	2017	2018	2019 to 2021
Generation volumes hedged (1)	81%	49%	7%
Coal requirements contracted	100%	86%	56%
Coal requirements priced	100%	86%	—%
Coal transportation requirements contracted	100%	98%	96%
__________________________________________

(1)	Excludes Baldwin Unit 1 starting October 2018.
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

The following table reflects our hedging activities as of April 12, 2017:

	2017	2018	2019 to 2021
Generation volumes hedged	83%	47%	23%
Coal requirements contracted	98%	49%	27%
Coal requirements priced	75%	45%	—%
Coal transportation requirements contracted	100%	100%	100%
MISO Capacity Market. We have approximately 5,476 MW of power generation in MISO. This includes the 937 MW related to PJM pseudo-tie arrangements from the IPH fleet which began June 1, 2016. With Joppa’s export capability and Hennepin’s pseudo-tie arrangement that will begin on June 1, 2017, we will have approximately 1,437 MW expected to be sold in PJM for Planning Year 2020-2021. The capacity auction results for MISO Local Resource Zone 4, in which our assets are located, are as follows for each Planning Year:

	2016-2017	2017-2018
Price per MW-day	$72.00	$1.50
Our MISO and IPH segments cleared no incremental volumes, in excess of our retail load obligations, in the MISO Planning Year 2016-2017 or Planning Year 2017-2018 capacity auctions. MISO capacity sales through Planning Year 2020-2021 are as follows:

	2016-2017	2017-2018	2018-2019	2019-2020	2020-2021
MISO Segment:
Bilateral capacity sold in MISO (MW)	1,011	1,075	242	185	185
Legacy/Base auction capacity sold in PJM (MW)	—	208	—	—	—
Total MISO segment capacity sold (MW)	1,011	1,283	242	185	185
Average price per kW-month	$2.75	$2.97	$2.68	$2.60	$2.71

IPH Segment:
Bilateral capacity sold in MISO (MW)	2,246	2,350	1,877	881	669
Legacy/Base auction capacity sold in PJM (MW)	50	365	—	260	—
CP auction capacity sold in PJM (MW)	730	472	835	356	—
Total IPH segment capacity sold (MW)	3,026	3,187	2,712	1,497	669
Average price per kW-month	$4.26	$4.43	$4.93	$4.00	$5.21
The results of the most recent MISO capacity auction further validate our strategy of right-sizing our MISO wholesale generation business to more closely match our retail business, export capacity, and wholesale origination effort. Despite a meaningful decline in the auction clearing price over the past two years, Dynegy has still been able to effectively monetize much of its available capacity at attractive prices.
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

The following table reflects our hedging activities as of April 12, 2017:

	2017	2018	2019 to 2021
Generation volumes hedged	58%	—%	—%
CAISO Capacity Market. The CAISO capacity market is a bilateral market in which Load Serving Entities are required to procure sufficient resources to meet their peak load plus a 15 percent reserve margin.  We transact with investor owned utilities, municipalities, community choice aggregators, retail providers, and other marketers through Request for Offers solicitations, broker markets, and directly with bilateral transactions for both the Standard and Flexible RA capacity.
Our capacity sales, aggregated by calendar year for 2017 through 2019 for Moss Landing, are as follows:

	Remainder of 2017	2018	2019
Bilateral capacity sold (Avg. MW)	766	400	850
We have also sold seasonal capacity for Moss Landing opportunistically. Our Oakland facility operated under a reliability must run (“RMR”) contract with the CAISO for 2016 and was given notice of extension for 2017.
Environmental and Regulatory Matters
Please read Item 1. Business—Environmental Matters in our Form 10-K for a detailed discussion of our environmental and regulatory matters.
State-based Subsidies
On August 1, 2016, the New York Public Service Commission (“NY PSC”) promulgated an Order adopting a Clean Energy Standard. The Order includes a program whereby the State will subsidize certain nuclear energy producers in New York through “zero emissions credits” (“ZECs”), which load serving entities will be required to buy, with the cost passed on to retail ratepayers. In October 2016, a group of generators including Dynegy, and our trade association, the Electric Power Supply Association, filed a lawsuit in the Southern District of New York challenging the NY PSC’s ruling on constitutional grounds. We cannot predict the outcome of that litigation, but if left unchecked, we believe these subsidies have already and will continue to adversely affect the energy and capacity markets in NYISO by artificially suppressing prices.
In December 2016, Illinois passed legislation, the Future Energy Jobs Act (“FEJA”) amending the Illinois Power Agency Act (“IPAA”) to create a ZEC program for Illinois nuclear generators. The FEJA amendments to the IPAA become effective on June 1, 2017, and unless enjoined or eliminated, the ZECs will result in an estimated $2.35 billion of payments over ten years to Exelon. In February 2017, a group of generators including Dynegy and our trade association, the Electric Power Supply Association, filed a lawsuit challenging the FEJA on constitutional grounds in the Northern District of Illinois, Eastern Division, followed by a Motion for Preliminary Injunction in March 2017. We cannot predict the outcome of that litigation, but if left unchecked, we believe these subsidies have already and will continue to adversely affect the energy and capacity markets in PJM and MISO.
The Clean Water Act
Effluent Limitation Guidelines. In April 2017, the EPA granted petitions requesting reconsideration of the Effluent Limitations Guideline (“ELG”) final rule. The EPA also administratively stayed and delayed the ELG rule’s compliance date deadlines pending judicial review. The EPA intends to decide, by fall 2017, which portions of the ELG rule, if any, that it will seek to have remanded for further rulemaking and to conduct notice and comment rulemaking during the reconsideration period to stay or amend the compliance deadlines for the ELG rule. A lawsuit has been filed challenging the administrative stay of the ELG rule.

Our projected ELG compliance expenditures decreased by $56 million during the three months ended March 31, 2017 due to the announced shut down of Killen by its operator. In addition, we have continued to evaluate the timing of our ELG investments, and we have determined that, based on existing rules, most of the projects originally scheduled for 2017 and 2018 can be delayed by at least two years. Given the recent stay of the rule granted by the EPA, deferring this spend is also prudent to ensure that any investment made conforms to the ultimate rules which, at this point, are uncertain. As a result of these delays, $40 million of ELG investment originally expected in 2017 and $140 million in spend planned in 2018 have now been deferred to future years.
The majority of ELG compliance expenditures are expected to occur in the 2019-2023 timeframe. As planning and work progress, we continue to review our estimates as well as timing of our capital expenditures. The following table presents the projected capital expenditures by period for ELG compliance as of March 31, 2017:

(amounts in millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
ELG expenditures (1)	$1	$58	$164	$29	$252
__________________________________________

(1)
Projections have not been adjusted to reflect the pending transactions with LS Power, AEP and AES. Please read Note 3—Acquisitions and Divestitures and Note 10—Joint Ownership of Generating Facilities for further discussion.

The Clean Air Act
Coleto Creek Regional Haze. The EPA issued a federal implementation plan (“FIP”) in December 2015 for the State of Texas that imposed regional haze program reasonable progress requirements on numerous coal-fired EGUs. The FIP would require Coleto Creek to meet an SO2 emission limit of 0.04 lbs/MMBtu by February 2021, based on installation of a scrubber. Coleto Creek, other electricity generating companies and the State of Texas filed petitions for judicial review. In July 2016, the United States Court of Appeals for the Fifth Circuit stayed the FIP pending completion of judicial review. In March 2017, the court remanded the FIP to the EPA for reconsideration.
In January 2017, the EPA proposed a FIP for Texas that would impose Best Available Retrofit Technology (‘‘BART’’) emission limits for SO2 on numerous EGUs, including Coleto Creek. BART requirements for EGUs were not addressed in the EPA’s December 2015 regional haze FIP for Texas. The proposed FIP BART SO2 emissions limit for Coleto Creek is 0.04 lbs/MMBtu based on installation of a scrubber. Compliance would be required within five years from the effective date of a final rule.
A future requirement to install a scrubber at Coleto Creek as a result of either the reasonable progress FIP or proposed BART FIP, when final, could have a material adverse effect on Coleto Creek.
Coal Combustion Residuals
EPA CCR Rule. At this time, we estimate the cost of our compliance with the CCR rule will be approximately $301 million with the majority of the expenditures in the 2017-2023 timeframe. This estimate is reflected in our AROs.
Coal Segment Groundwater. Please read Note 13—Commitments and Contingencies, Other Contingencies, Coal Segment Groundwater, for further discussion.
Climate Change
Clean Power Plan. In March 2017, the President of the United States issued Executive Order 13783 directing the EPA to review the Clean Power Plan, as well as the GHG new source performance standards, and, if appropriate, initiate proceedings to suspend, revise or rescind those rules.

RISK MANAGEMENT DISCLOSURES
The following table provides a reconciliation of the risk management data contained within our unaudited consolidated balance sheets on a net basis:

(amounts in millions)	As of and for the Three Months Ended March 31, 2017
Fair value of portfolio at December 31, 2016	$6
Risk management gains recognized through the statement of operations in the period, net	38
Contracts realized or otherwise settled during the period	(18)
Acquired derivatives	9
Change in collateral/margin netting	12
Fair value of portfolio at March 31, 2017	$47
The net risk management asset of $47 million is the aggregate of the following line items in our unaudited consolidated balance sheets: Current Assets—Assets from risk management activities, Other Assets—Assets from risk management activities, Current Liabilities—Liabilities from risk management activities, and Other Liabilities—Liabilities from risk management activities.
Risk Management Asset and Liability Disclosures.  The following table provides an assessment of net contract values by year as of March 31, 2017, based on our valuation methodology:
Net Fair Value of Risk Management Portfolio

(amounts in millions)	Total	2017	2018	2019	2020	2021	Thereafter
Market quotations (1)(2)	$—	$17	$(12)	$(4)	$(1)	$—	$—
Prices based on models (2)	(19)	(18)	(1)	—	—	—	—
Total (3)	$(19)	$(1)	$(13)	$(4)	$(1)	$—	$—
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

(3)
Excludes $66 million of broker margin that has been netted against Risk management liabilities in our unaudited consolidated balance sheet. Please read Note 5—Risk Management Activities, Derivatives and Financial Instruments for further discussion.

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

•	beliefs about the outcome of legal, administrative, legislative, and regulatory matters, including any impacts from the change in administration to these matters;

•	projected operating or financial results, including anticipated cash flows from operations, revenues, and profitability;

•	our focus on safety and our ability to operate our assets efficiently so as to capture revenue generating opportunities and operating margins;

•	our ability to mitigate forced outage risk, including managing risk associated with CP in PJM and performance incentives in ISO-NE;

•	our ability to optimize our assets through targeted investment in cost effective technology enhancements;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	efforts to secure retail sales and the ability to grow the retail business;

•	efforts to identify opportunities to reduce congestion and improve busbar power prices;

•	ability to mitigate impacts associated with expiring RMR and/or capacity contracts;

•	expectations regarding our compliance with the Credit Agreement, including collateral demands, interest expense, any applicable financial ratios, and other payments;

•	expectations regarding performance standards and capital and maintenance expenditures;

•	the timing and anticipated benefits to be achieved through our company-wide improvement programs, including our PRIDE initiative;

•	expectations regarding strengthening the balance sheet, managing debt maturities and improving Dynegy’s leverage profile;

•	expectations, timing and benefits of the AES and AEP transactions;

•	efforts to divest assets and the associated timing of such divestitures, and anticipated use of proceeds from such divestitures;

•	anticipated timing, outcome, and impact of expected retirements;

•	beliefs about the costs and scope of the ongoing demolition and site remediation efforts; and

•	expectations regarding the synergies and anticipated benefits of the ENGIE Acquisition.
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
Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for a discussion of our exposure to commodity price variability and other market risks related to our net non-trading derivative assets and liabilities.  The following is a discussion of the more material of these risks and our relative exposures as of March 31, 2017.
Value at Risk (“VaR”).  The following table sets forth the aggregate daily VaR of the mark-to-market portion of our risk-management portfolio primarily associated with the PJM, NY/NE, ERCOT, MISO, and CAISO segments.  The VaR calculation does not include market risks associated with the accrual portion of the risk-management portfolio that is designated as “normal purchase, normal sale,” nor does it include expected future production from our generating assets.  Please read “VaR” in our Form

10-K for a complete description of our valuation methodology.  The daily VaR at March 31, 2017 compared to December 31, 2016 was lower due to a decrease in volatility and price.
Daily and Average VaR for Risk Management Portfolios

(amounts in millions)	March 31, 2017	December 31, 2016
One day VaR—95 percent confidence level	$15	$38
One day VaR—99 percent confidence level	$21	$53
Average VaR—95 percent confidence level for the rolling twelve months ended	$18	$14
Credit Risk.  The following table represents our credit exposure at March 31, 2017 associated with the mark-to-market portion of our risk management portfolio, on a net basis. We had no exposure related to non-investment grade quality counterparties.
Credit Exposure Summary

(amounts in millions)	Investment Grade Quality
Type of Business:
Financial institutions	$79
Utility and power generators	20
Commercial/industrial/end users	3
Total	$102
Interest Rate Risk
We are exposed to fluctuating interest rates related to our variable rate financial obligations, which consist of amounts outstanding under our Credit Agreement. We currently use interest rate swaps to mitigate this interest rate exposure.  Our interest rate hedging instruments are recorded at their fair value.  An increase in LIBOR by 25 basis points would result in a $3.7 million increase in our annual interest expense on the unhedged portion of our indebtedness.
The absolute notional amounts associated with our interest rate contracts were as follows at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Interest rate swaps (in millions of U.S. dollars)	$767	$769
Fixed interest rate paid (percent)	3.03%	3.19%
Item 4—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2017.

PART II. OTHER INFORMATION
Item 1—LEGAL PROCEEDINGS
Please read Note 13—Commitments and Contingencies—Legal Proceedings to the accompanying unaudited consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.
Item 1A—RISK FACTORS
Please read Item 1A—Risk Factors of our Form 10-K for factors, risks, and uncertainties that may affect future results.
Item 4—MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 6—EXHIBITS
The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description

*2.1
Membership Interest Purchase Agreement, dated as of February 23, 2017, by and between Dynegy Inc. and Spruce Generation, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-k of Dynegy Inc. filed on February 28, 2017 File No. 001-33443).

*2.2
Asset Purchase Agreement, dated as of February 23, 2017, by and between AEP Generation Resources Inc. and Dynegy Zimmer, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-k of Dynegy Inc. filed on February 28, 2017 File No. 001-33443).

*2.3
Asset Purchase Agreement, dated February 23, 2017, by and between Dynegy Conesville, LLC and AEP Generation Resources Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-k of Dynegy Inc. filed on February 28, 2017 File No. 001-33443).

*2.4
Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio Generation, LLC and The Dayton Power and Light Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-k of Dynegy Inc. filed on April 24, 2017 File No. 001-33443).

3.1	Dynegy Inc. Seventh Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-k of Dynegy Inc. filed on March 3, 2017 File No. 001-33443).
**10.1	Form of Performance Award Agreement (CEO) (2017 Awards).
**10.2	Form of Performance Award Agreement (EVP) (2017 Awards).
**10.3	Form of Stock Unit Award Agreement (CEO) (2017 Awards).
**10.4	Form of Stock Unit Award Agreement (Executive Management) (2017 Awards).
**10.5	Form of Non-Qualified Stock Option Award Agreement (CEO) (2017 Awards).
**10.6	Form of Non-Qualified Stock Option Award Agreement (2017 Awards).
**10.7	Amendment and Waiver Agreement, dated February 2, 2017, to the Letter of Credit and Reimbursement Agreement by and between Illinois Power Marketing Company and MUFG Union Bank, N.A.
**10.8	Amendment Agreement, dated March 8, 2017, to the Letter of Credit and Reimbursement Agreement by and between Illinois Power Marketing Company and MUFG Union Bank, N.A.
**10.9	Second Amendment Agreement, dated April 21, 2017, to the Letter of Credit and Reimbursement Agreement by and between Illinois Power Marketing Company and MUFG Union Bank, N.A.
**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**95.1	Mine Safety Violations and Other Legal Matter Disclosures pursuant to section 1503 of the Dodd-Frank Act.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________________

**	Filed herewith.

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Dynegy will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request by the Commission.

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

DYNEGY INC.

Date:	May 5, 2017	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer